Form 10-Q
period 2021-07-31
Torrid Holdings Inc.
filed 2021-09-08
CIK 1792781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40571

TORRID HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	84-3517567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
18501 East San Jose Avenue
City of Industry, California 91748
(626) 667-1002
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	CURV	New York Stock Exchange
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of September 7, 2021, there were approximately 110,080,448 shares of the registrant's common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology) in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•successfully manage risks relating to the spread of COVID-19, including any adverse impacts on our supply chain, workforce, facilities, customer services and operations;
•changes in consumer spending and general economic conditions;
•our ability to identify and respond to new and changing product trends, customer preferences and other related factors;
•our dependence on a strong brand image;
•damage to our reputation arising from our use of social media, email and text messages;
•increased competition from other brands and retailers;
•our reliance on third parties to drive traffic to our website;
•the success of the shopping centers in which our stores are located;
•our ability to adapt to consumer shopping preferences and develop and maintain a relevant and reliable omni-channel experience for our customers;
•our dependence upon independent third parties for the manufacture of all of our merchandise;
•availability constraints and price volatility in the raw materials used to manufacture our products;
•interruptions of the flow of our merchandise from international manufacturers causing disruptions in our supply chain;
•our sourcing a significant amount of our products from China;
•shortages of inventory, delayed shipments to our e-Commerce customers and harm to our reputation due to difficulties or shut-down of our distribution facilities (including as a result of COVID-19);
•our reliance upon independent third-party transportation providers for substantially all of our product shipments;
•our growth strategy;
•our leasing substantial amounts of space;
•our failure to find store employees that reflect our brand image and embody our culture;
•our reliance on third-parties for the provision of certain services, including distribution and real estate management;
•our dependence upon key executive management;
•our reliance on information systems;
•system security risk issues that could disrupt our internal operations or information technology services;
•unauthorized disclosure of sensitive or confidential information, whether through a breach of our computer system or otherwise;
•our failure to comply with federal and state laws and regulations and industry standards relating to privacy, data protection, advertising and consumer protection;
•payment-related risks that could increase our operating costs or subject us to potential liability;
•claims made against us resulting in litigation;
•changes in laws and regulations applicable to our business;
•regulatory actions or recalls arising from issues with product safety;

•our inability to protect our trademarks or other intellectual property rights;
•our substantial indebtedness and lease obligations;
•restrictions imposed by our indebtedness on our current and future operations;
•changes in tax laws or regulations or in our operations that may impact our effective tax rate;
•the possibility that we may recognize impairments on long-lived assets;
•our failure to maintain adequate internal controls; and
•the threat of war, terrorism or other catastrophes that could negatively impact our business.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.
We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise.
Investors and others should note that we may announce material information to our investors using our investor relations website (https://investors.torrid.com), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors and the public about our company, our business and other issues. It is possible that the information that we post on social media could be deemed to be material information. We therefore encourage investors to visit these websites from time to time. The information contained on such websites and social media posts is not incorporated by reference into this filing. Further, our references to website URLs in this filing are intended to be inactive textual references only.

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	January 30, 2021	July 31, 2021
Assets
Current assets:
Cash and cash equivalents	$122,953	$50,503
Restricted cash	262	262
Inventory	105,843	110,330
Prepaid expenses and other current assets	12,668	14,334
Prepaid income taxes	417	24,731
Income taxes receivable	—	87,061
Total current assets	242,143	287,221
Property and equipment, net	143,256	131,797
Operating lease right-of-use assets	244,711	224,249
Deposits and other noncurrent assets	3,560	6,237
Deferred tax assets	6,139	4,600
Intangible asset	8,400	8,400
Total assets	$648,209	$662,504
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$70,853	$66,381
Accrued and other current liabilities	110,361	119,415
Operating lease liabilities	50,998	48,297
Current portion of term loan	11,506	11,769
Due to related parties	8,060	10,775
Income taxes payable	9,336	—
Total current liabilities	261,114	256,637
Noncurrent operating lease liabilities	246,458	222,899
Term loan	193,406	328,913
Deferred compensation	6,531	7,521
Lease incentives and other noncurrent liabilities	3,873	4,127
Total liabilities	711,382	820,097
Commitments and contingencies (Note 15)
Stockholders' deficit
Common shares: $0.01 par value; 1,000,000,000 shares authorized; 110,000,000 shares issued and outstanding at January 30, 2021; 110,056,473 shares issued and outstanding at July 31, 2021	1,100	1,101
Additional paid-in capital	10,326	113,898
Accumulated deficit	(74,591)	(272,774)
Accumulated other comprehensive (loss) income	(8)	182
Total stockholders' deficit	(63,173)	(157,593)
Total liabilities and stockholders' deficit	$648,209	$662,504
The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended August 1, 2020	Three Months Ended July 31, 2021	Six Months Ended August 1, 2020	Six Months Ended July 31, 2021
Net sales	$249,226	$332,870	$405,703	$658,617
Cost of goods sold	169,245	183,150	284,780	363,965
Gross profit	79,981	149,720	120,923	294,652
Selling, general and administrative expenses	50,493	179,041	57,351	288,954
Marketing expenses	9,819	10,728	23,855	20,253
Income (loss) from operations	19,669	(40,049)	39,717	(14,555)
Interest expense	5,885	12,662	11,979	17,286
Interest income, net of other (income) expense	(50)	49	83	(60)
Income (loss) before benefit from income taxes	13,834	(52,760)	27,655	(31,781)
Benefit from income taxes	(2,943)	(91,547)	(1,391)	(83,493)
Net income	$16,777	$38,787	$29,046	$51,712
Comprehensive income:
Net income	$16,777	$38,787	$29,046	$51,712
Other comprehensive income (loss):
Foreign currency translation adjustment	189	(21)	(183)	190
Total other comprehensive income (loss)	189	(21)	(183)	190
Comprehensive income	$16,966	$38,766	$28,863	$51,902
Net earnings per share:
Basic	$0.15	$0.35	$0.26	$0.47
Diluted	$0.15	$0.35	$0.26	$0.47
Weighted average number of shares:
Basic	110,000	110,016	110,000	110,008
Diluted	110,000	110,016	110,000	110,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
(In thousands)

	Three and Six Months Ended August 1, 2020
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Deficit
	Shares	Amount
Balance at February 1, 2020	110,000	$1,100	$2,535	$(99,123)	$(10)	$(95,498)
Net income	—	—	—	12,269	—	12,269
Capital distribution to Torrid Holding LLC for incentive units	—	—	(2,535)	(35,980)	—	(38,515)
Other comprehensive loss	—	—	—	—	(372)	(372)
Balance at May 2, 2020	110,000	1,100	—	(122,834)	(382)	(122,116)
Net income	—	—	—	16,777	—	16,777
Capital contribution from Torrid Holding LLC for incentive units	—	—	5,810	—	—	5,810
Other comprehensive income	—	—	—	—	189	189
Balance at August 1, 2020	110,000	$1,100	$5,810	$(106,057)	$(193)	$(99,340)

	Three and Six Months Ended July 31, 2021
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Deficit
	Shares	Amount
Balance at January 30, 2021	110,000	$1,100	$10,326	$(74,591)	$(8)	$(63,173)
Net income	—	—	—	12,925	—	12,925
Capital contribution from Torrid Holding LLC for incentive units	—	—	39,779	—	—	39,779
Other comprehensive income	—	—	—	—	211	211
Balance at May 1, 2021	110,000	1,100	50,105	(61,666)	203	(10,258)
Net income	—	—	—	38,787	—	38,787
Capital distribution to Torrid Holding LLC	—	—	(50,105)	(249,895)	—	(300,000)
Capital contribution from Torrid Holding LLC for incentive units	—	—	111,387	—	—	111,387
Issuance of common shares and withholding tax payments related to vesting of restricted stock units	56	1	(1,111)	—	—	(1,110)
Share-based compensation	—	—	3,622	—	—	3,622
Other comprehensive income	—	—	—	—	(21)	(21)
Balance at July 31, 2021	110,056	$1,101	$113,898	$(272,774)	$182	$(157,593)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended August 1, 2020	Six Months Ended July 31, 2021
OPERATING ACTIVITIES
Net income	$29,046	$51,712
Adjustments to reconcile net income to net cash provided by operating activities:
Write down of inventory	4,689	401
Operating right-of-use assets amortization	19,994	20,550
Depreciation and other amortization	17,416	17,928
Write off of unamortized original issue discount and deferred financing costs for Amended Term Loan Credit Agreement	—	5,231
Share-based compensation	(32,705)	154,788
Deferred taxes	489	1,539
Other	(451)	514
Changes in operating assets and liabilities:
Inventory	(13,107)	(4,631)
Prepaid expenses and other current assets	2,158	(1,596)
Prepaid income taxes	2,850	(24,314)
Income taxes receivable	(4,102)	(87,061)
Deposits and other noncurrent assets	(224)	(2,114)
Accounts payable	34,461	(4,802)
Accrued and other current liabilities	2,238	9,054
Operating lease liabilities	(848)	(25,344)
Lease incentives and other noncurrent liabilities	(360)	254
Deferred compensation	760	990
Due to related parties	554	2,715
Income taxes payable	(1,418)	(9,336)
Net cash provided by operating activities	61,440	106,478
INVESTING ACTIVITIES
Purchases of property and equipment	(8,166)	(5,891)
Net cash used in investing activities	(8,166)	(5,891)
FINANCING ACTIVITIES
Capital distribution to Torrid Holding LLC	—	(300,000)
Proceeds from revolving credit facility	50,000	—
Payments on revolving credit facility	(50,000)	—
Deferred financing costs for revolving credit facility	—	(688)
Principal payments on and repayment of Amended Term Loan Credit Agreement and related costs	(3,900)	(212,775)
Proceeds from New Term Loan Credit Agreement, net of original issue discount and deferred financing costs	—	340,509
Net cash used in financing activities	(3,900)	(172,954)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(53)	(83)
Increase (decrease) in cash, cash equivalents and restricted cash	49,321	(72,450)
Cash, cash equivalents and restricted cash at beginning of period	28,999	123,215
Cash, cash equivalents and restricted cash at end of period	$78,320	$50,765
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest related to the credit facility and term loans	$11,733	$11,648
Cash paid during the period for income taxes	$1,074	$35,164
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued liabilities	$2,421	$946
The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Description of the Business
Corporate Structure
Torrid Holdings Inc. is a Delaware corporation formed on October 29, 2019 and capitalized on February 20, 2020. Sycamore Partners Management, L.P. (“Sycamore”) owns a majority of the voting power of Torrid Holdings Inc.’s outstanding common stock. Prior to the IPO (as defined below), Torrid Holdings Inc. was a wholly owned subsidiary of Torrid Holding LLC, which is majority-owned by investment funds managed by Sycamore. Torrid Parent Inc. is a Delaware corporation formed on June 4, 2019 and is a wholly owned subsidiary of Torrid Holdings Inc.
Throughout these financial statements, the terms “Torrid,” “we,” “us,” “our,” the “Company” and similar references refer to Torrid Holdings Inc. and its consolidated subsidiaries.
Reorganization
On July 1, 2021, Torrid Holding LLC, our then parent, completed a reorganization pursuant to which (i) Torrid Holding LLC contributed, assigned, transferred and delivered its issued and outstanding equity interest in Torrid Parent Inc. to Torrid, and (ii) Torrid assumed the obligations of Torrid Holding LLC under the related party promissory notes due to Torrid Parent Inc. (together, the “Reorganization”). The Reorganization was accounted for as a combination of entities under common control in accordance with subsections of Accounting Standards Codification (“ASC”) 805-50, Business Combinations (“ASC 805-50”). Consequently, the equity interests of Torrid Parent Inc. contributed by Torrid Holding LLC to Torrid were recorded at historical carrying amounts and our financial position, results of operations and cash flows prior to the Reorganization have been adjusted to reflect the retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control.
Stock Split
On June 22, 2021, Torrid's stockholder approved an amendment to Torrid's certificate of incorporation to (i) effect a 110,000-for-1 stock split of all shares of the issued and outstanding common stock, which was effected on June 22, 2021 and (ii) authorize 5.0 million shares of preferred stock. All share and per-share data in the financial statements and notes to the financial statements has been retroactively adjusted to reflect the stock split for all periods presented. The par value of the common stock was not adjusted as a result of the stock split.
Initial Public Offering
Our registration statement on Form S-1 related to our initial public offering (“IPO”) was declared effective on June 30, 2021, and our common stock began trading on the New York Stock Exchange on July 1, 2021. On July 6, 2021, subsequent to the Reorganization, we completed the IPO and certain of our shareholders sold 12,650,000 shares of common stock at a public offering price of $21.00 per share, including 1,650,000 shares of common stock after full exercise of the underwriters' option, for net proceeds of $248.4 million, after deducting underwriting discounts of $17.3 million. The offering costs of approximately $6.0 million were borne by us. We did not receive any proceeds from the sale of our shares of common stock by the selling stockholders.
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 and each fiscal year is generally comprised of four 13-week quarters (although in years with 53 weeks, the fourth quarter is comprised of 14 weeks). Fiscal years 2020 and 2021 are 52-week years. Fiscal years are identified according to the calendar year in which they begin. For example, references to “fiscal year 2021” or similar references refer to the fiscal year ending January 29, 2022. References to the second quarter of fiscal years 2020 and 2021 and to the three- and six-month periods ended August 1, 2020 and July 31, 2021, respectively, refer to the 13- and 26-week periods then ended.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the

Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the six-month periods ended August 1, 2020 and July 31, 2021 are not necessarily indicative of the results that may be expected for any future interim periods, the fiscal year ending January 29, 2022, or for any future year.
The condensed consolidated balance sheet information at January 30, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying unaudited interim condensed consolidated financial statements and related footnotes should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended January 30, 2021, which can be found in our Registration Statement on Form S-1/A filed with the SEC on June 30, 2021. The unaudited interim condensed consolidated financial statements include Torrid and those of our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Description of Business
We are a direct-to-consumer brand of apparel, intimates and accessories targeting the 25- to 40-year-old woman who is curvy and wears sizes 10 to 30. We generate revenues primarily through our e-Commerce platform www.torrid.com and our stores in the United States of America, Puerto Rico and Canada.
COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the United States and globally. The COVID-19 health crisis poses significant and widespread risks to our business as well as to the business environment and the markets in which we operate. In response to the public health crisis posed by COVID-19, individual states across the United States, including California where our headquarters are located, imposed a variety of regulatory restrictions including stay-at-home requirements. Consequently, we temporarily closed our headquarters and all retail store locations on March 17, 2020. In response to the impact of COVID-19, in March 2020, we implemented a number of precautionary measures to minimize cash outlays. These precautionary measures included managing workforce costs, delaying planned capital expenditures, including store openings, minimizing discretionary expenses and deferring lease payments while we negotiate concessions for certain of our retail locations. Please refer to “Note 8—Leases” for further discussion regarding these lease concessions. On May 15, 2020, we began to reopen our retail store locations in phases. Our decision to reopen retail store locations is affected by a number of factors including applicable regulatory restrictions. As of August 1, 2020, all of our retail store locations impacted by COVID-19 had reopened subject to local and state restrictions including limited hours and curbside order pick-up for certain locations. While our retail store locations were closed, we continued to serve customers virtually through our Torrid app and online at www.torrid.com.
In addition to our planned closures and reopenings, we have had to unexpectedly close some of our physical locations for brief periods of time in response to COVID-19 exposures. We may face new closure requirements with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving federal, state and local restrictions and shelter-in-place orders. Even though we have reopened our physical locations, changes in consumer behavior and health concerns may continue to impact customer traffic at our retail locations and may make it more difficult for us to staff these locations.
Our business operations, including net sales, were substantially affected by COVID-19 in the prior year and the extent of future impacts of COVID-19 on our business, including the duration and impact on overall customer demand, is uncertain as current circumstances are dynamic and depend on future developments, including, but not limited to, the duration and spread of COVID-19, the emergence of new variants of the coronavirus and the availability and acceptance of effective vaccines or medical treatments.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, and has resulted in significant changes to the U.S. federal corporate tax law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. Additionally, several state and foreign jurisdictions have enacted additional legislation to comply with federal changes. On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was enacted in further response to the COVID-19 pandemic. The CAA, among other things, revised certain tax measures enacted under the CARES Act, such as the deductibility of payroll tax credits, charitable contributions for corporate taxpayers, certain meals and entertainment expenses paid or incurred in calendar years 2020 and 2021, and employment retention credit claims. On March 11, 2021, the American Rescue Plan Act (“ARPA”) was signed into law with additional funding for COVID-19 pandemic relief. The ARPA includes the expansion of employment retention credit claims and other pandemic funding provisions. We have considered the applicable CARES Act, CAA and ARPA tax law changes in our tax provision for the period ended July 31, 2021 and continue to evaluate the impact of these tax law changes on future periods.
Segment Reporting
We have determined that we have one reportable segment, which includes the operation of our e-Commerce platform and stores. The single segment was identified based on how the Chief Operating Decision Maker, who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources. Revenues and long-lived assets related to our operations in Canada and Puerto Rico during the three- and six-month periods ended August 1, 2020 and July 31, 2021, and as of the end of the same periods, were not material, and therefore are not reported separately from domestic revenues and long-lived assets.
Store Pre-Opening Costs
Costs incurred in connection with the opening of new stores, store remodels or relocations are expensed as incurred in selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive income. The amount incurred during the three-month period ended August 1, 2020 was not material and during the six-month period ended August 1, 2020, we incurred $0.1 million of pre-opening costs. The amounts incurred during the three- and six-month periods ended July 31, 2021 were not material.
Note 2. Accounting Standards
Recently Adopted Accounting Standards during the Six-Month Period Ended July 31, 2021
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes. The ASU is intended to enhance and simplify aspects of the income tax accounting guidance in ASC 740 as part of the FASB’s simplification initiative. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. Our adoption of this guidance on January 31, 2021 did not have a material impact on our condensed consolidated financial position or results of operations.
Note 3. Inventory
Our inventory is comprised solely of finished goods and is valued at the lower of moving average cost or net realizable value. We make certain assumptions regarding net realizable value in order to assess whether our inventory is recorded properly at the lower of cost or net realizable value. These assumptions are based on historical average selling price experience, current selling price information and estimated future selling price information. Physical inventory counts are conducted at least once during the year to determine actual inventory on hand and shrinkage. We accrue our estimated inventory shrinkage for the period between the last physical count and current balance sheet date.
Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	January 30, 2021	July 31, 2021
Prepaid and other information technology expenses	3,202	5,041
Prepaid advertising	1,241	1,477
Other	8,225	7,816
Prepaid expenses and other current assets	$12,668	$14,334

Note 5. Property and Equipment
Property and equipment are summarized as follows (in thousands):

	January 30, 2021	July 31, 2021
Property and equipment, at cost
Leasehold improvements	$161,817	$163,549
Furniture, fixtures and equipment	98,753	99,878
Software and licenses	15,121	15,297
Construction-in-progress	3,266	5,983
	278,957	284,707
Less: Accumulated depreciation and amortization	(135,701)	(152,910)
Property and equipment, net	$143,256	$131,797
We recorded depreciation expense related to our property and equipment in the amounts of $8.3 million and $16.7 million during the three- and six-month periods ended August 1, 2020, respectively. We recorded depreciation expense related to our property and equipment in the amounts of $8.6 million and $17.1 million during the three- and six-month periods ended July 31, 2021, respectively.
We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. During the three- and six-month periods ended August 1, 2020 and July 31, 2021, we did not recognize any impairment charges.
Note 6. Implementation Costs Incurred in Cloud Computing Arrangements that are Service Contracts
Our cloud computing arrangements that are service contracts primarily consist of arrangements with third party vendors for our internal use of their software applications that they host. We defer implementation costs incurred in relation to such arrangements, including costs for software application coding, configuration, integration and customization, while associated process reengineering, training, maintenance and data conversion costs are expensed. Subsequent implementation costs are deferred only to the extent that they constitute major enhancements. The short-term portion of deferred implementation costs are included in prepaid expenses and other current assets in the condensed consolidated balance sheets, while the long-term portion of deferred costs are included in deposits and other noncurrent assets. Amortized implementation costs incurred in cloud computing arrangements that are service contracts are recognized in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
Deferred implementation costs incurred in cloud computing arrangements that are service contracts are summarized as follows (in thousands):

	January 30, 2021	July 31, 2021
Internal use of third party hosted software, gross	$6,095	$9,178
Less: Accumulated amortization	(2,245)	(2,903)
Internal use of third party hosted software, net	$3,850	$6,275
During the three- and six-month periods ended August 1, 2020, we amortized approximately $0.3 million and $0.5 million, respectively, of implementation costs incurred in cloud computing arrangements that are service contracts. During the three- and six-month periods ended July 31, 2021, we amortized approximately $0.4 million and $0.7 million, respectively, of implementation costs incurred in cloud computing arrangements that are service contracts.

Note 7. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	January 30, 2021	July 31, 2021
Accrued payroll and related expenses	$25,638	$34,018
Accrued inventory-in-transit	21,749	21,020
Accrued loyalty program	12,344	13,669
Accrued sales return allowance	3,863	6,047
Gift cards	9,361	7,403
Deferred revenue	1,512	1,032
Accrued sales and use tax	5,615	5,768
Accrued freight	4,937	5,292
Term loan interest payable	3,311	2,856
Accrued marketing	4,696	4,709
Accrued self-insurance liabilities	2,868	3,059
Other	14,467	14,542
Accrued and other current liabilities	$110,361	$119,415
Note 8. Leases
Our lease costs reflected in the tables below include minimum base rents, common area maintenance charges and heating, ventilation and air conditioning charges. We recognize such lease costs in the applicable expense category in either cost of goods sold, or selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
Our lease costs during the three- and six-month periods ended August 1, 2020 and July 31, 2021 consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2020	July 31, 2021	August 1, 2020	July 31, 2021
Operating (fixed) lease cost	$11,186	$11,889	$25,653	$25,007
Short-term lease cost	40	20	72	30
Variable lease cost	4,492	5,535	8,850	10,296
Total lease cost	$15,718	$17,444	$34,575	$35,333
In response to the COVID-19 pandemic, the FASB issued interpretive guidance in April 2020, which provides entities the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease terms. We elected this option; accordingly, we do not remeasure the lease liabilities or record a change to the right-of-use (“ROU”) assets for any concessions we receive for our retail store leases. Rather, deferred lease payments are recorded to operating lease liabilities until paid and lease concessions are recorded in the period they are negotiated or when the lower lease expense is paid.
As of the end of fiscal year 2020 and as of the end of the second quarter of fiscal years 2020 and 2021, we recorded deferred fixed lease payments of, $5.8 million, $20.6 million and $2.2 million, respectively, in current operating lease liabilities in the condensed consolidated balance sheets. During the three- and six-month periods ended August 1, 2020, we recorded a reduction to lease costs of $3.0 million, as a result of negotiated lease concessions. During the three- and six-month periods ended July 31, 2021, we recorded reductions to lease costs of $0.7 million and $1.0 million, respectively, as a result of negotiated lease concessions.

Other supplementary information related to our leases is reflected in the table below (in thousands except lease term and discount rate data):

	Six Months Ended
	August 1, 2020	July 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$11,995	$30,023
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,482	$3,501
Decrease in right-of-use assets resulting from operating lease modifications or remeasurements	$6,456	$3,439
Weighted average remaining lease term - operating leases	7 years	6 years
Weighted average discount rate - operating leases	6%	6%
Note 9. Revenue Recognition
We recognize revenue when our performance obligations under the terms of a contract or an implied arrangement with a customer are satisfied, which is when the merchandise is transferred to the customer and the customer obtains control of it. The amount of revenue we recognize reflects the total consideration we expect to receive for the merchandise, which is the transaction price.
Our revenue, disaggregated by product category, consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2020	July 31, 2021	August 1, 2020	July 31, 2021
Apparel	$232,123	$310,976	$375,683	$612,093
Non-apparel	17,103	21,894	30,020	46,524
Total net sales	$249,226	$332,870	$405,703	$658,617
Amounts within Apparel include revenues earned from the sale of tops, bottoms, dresses, intimates, sleep wear, swim wear and outerwear. Amounts within Non-apparel include revenues earned from the sale of accessories, footwear and beauty.
We recognize a contract liability when we receive consideration from a customer before our performance obligations under the terms of a contract or an implied arrangement with the customer are satisfied. During the six-month period ended August 1, 2020, we recognized revenue of approximately $6.5 million and $3.4 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2020. During the six-month period ended July 31, 2021, we recognized revenue of approximately $9.0 million and $4.0 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2021.
Note 10. Loyalty Program
We operate our loyalty program, Torrid Rewards, in all our stores and on www.torrid.com. Under this program, customers accumulate points based on purchase activity and qualifying non-purchase activity and upon reaching a certain point level, customers can earn awards that may only be redeemed for merchandise. Unredeemed points typically expire after 13 months without additional purchase and qualifying non-purchase activity and unredeemed awards typically expire 45 days after issuance. We use historical redemption rates to estimate the value of future award redemptions and we recognize the estimated value of these future awards as a reduction of revenue in the condensed consolidated statements of operations and comprehensive income in the period the points are earned by the customer. As of the end of fiscal year 2020 and as of the end of the second quarter of fiscal year 2021, we had $12.3 million and $13.7 million, respectively, in deferred revenue related to our loyalty program included in accrued and other current liabilities in the condensed consolidated balance sheets. During the three- and six-month periods ended August 1, 2020, we recorded $0.3 million and $1.9 million, respectively, as a reduction of net sales. During the three- and six-month periods ended July 31, 2021, we recorded $0.3 million and $1.3 million, respectively, as a reduction of net sales. Actual results may differ from our estimates, resulting in changes to net sales.

Note 11. Related Party Transactions
Services Agreements with Hot Topic
Hot Topic Inc. (“Hot Topic”) is an entity indirectly controlled by affiliates of Sycamore. From June 2, 2017 until its termination on March 21, 2019, we had a services agreement (“Third Party Services Agreement”) with Hot Topic, pursuant to which Hot Topic provided us (or caused applicable third parties to provide) certain services, including information technology, distribution and logistics management, real estate leasing and construction management and other services as may have been specified. On March 21, 2019, we entered into an amended and restated services agreement (“Amended and Restated Services Agreement”) with Hot Topic under which Hot Topic provides us (or causes applicable third parties to provide) substantially similar services to those provided under the Third Party Services Agreement. The term of the Amended and Restated Services Agreement is three years, unless we or Hot Topic extend the agreement, or we terminate the agreement (or certain services under the agreement). We may terminate the various services upon written notice. Rates and costs related to the services provided under the Amended and Restated Services Agreement may change with approval from both parties. Each month, we are committed to pay Hot Topic for these services and reimburse Hot Topic for certain costs it incurs in the course of providing these services. We record payments made to Hot Topic under these service agreements in the applicable expense category in either cost of goods sold, or selling, general and administrative expenses. On August 1, 2019, in connection with the IT Asset Purchase Agreement (as defined below), we entered into a services agreement (“Reverse Services Agreement”) with Hot Topic, under which Torrid provides Hot Topic with certain information technology services. The term of the Reverse Services Agreement is three years, unless we or Hot Topic extend the agreement, or Hot Topic terminates the agreement. Torrid provides Hot Topic with the specified information technology services at no cost for the first three years of the Reverse Services Agreement, however Hot Topic bears certain capital and operating expenses that it incurs. Costs incurred in connection with providing the specified information technology services to Hot Topic are expensed as incurred in our condensed consolidated statements of operations and comprehensive income. During the three- and six-month periods ended August 1, 2020, we incurred costs of $0.7 million and $1.4 million, respectively, in connection with providing these information technology services to Hot Topic. During the three- and six-month periods ended July 31, 2021, we incurred costs of $0.8 million and $1.7 million, respectively, in connection with providing these information technology services to Hot Topic. In connection with the Reverse Services Agreement, we entered into an amendment to the Amended and Restated Services Agreement (“Amendment to Amended and Restated Services Agreement”) with Hot Topic on August 1, 2019, pursuant to which sections pertaining to Hot Topic’s provision of information technology services to Torrid were removed.
During the three-month periods ended August 1, 2020 and July 31, 2021, Hot Topic charged us $3.6 million and $1.9 million, respectively, for various services under the applicable services agreements, of which $2.9 million and $1.3 million, respectively, were recorded as components of cost of goods sold, and the remaining $0.7 million and $0.6 million, respectively, were recorded as selling, general and administrative expenses. During the six-month periods ended August 1, 2020 and July 31, 2021, Hot Topic charged us $7.3 million and $3.8 million, respectively, for various services under the applicable services agreements, of which $6.0 million and $2.5 million, respectively, were recorded as components of cost of goods sold, and the remaining $1.3 million and $1.3 million, respectively, were recorded as selling, general and administrative expenses. As of the end of fiscal year 2020, we did not owe any amount to Hot Topic for these services, and as of the end of the second quarter of fiscal year 2021, we owed $0.7 million to Hot Topic for these services.
Hot Topic incurs certain direct expenses on our behalf, such as payments to our non-merchandise vendors and each month, we pay Hot Topic for these pass-through expenses. As of the end of fiscal year 2020, we had prepaid Hot Topic $0.4 million for these expenses, which were included in prepaid expenses and other current assets in our condensed consolidated balance sheets. As of the end of the second quarter of fiscal year 2021, the net amount we owed Hot Topic for these expenses was $1.4 million, which are included in due to related parties in our condensed consolidated balance sheets.
IT Asset Purchase Agreement with Hot Topic
On June 14, 2019, we entered into an asset purchase agreement (“IT Asset Purchase Agreement”) with Hot Topic pursuant to which we purchased certain information technology assets from Hot Topic for $29.5 million on August 1, 2019. Funds obtained from the Term Loan Credit Agreement (as defined in “Note 12—Debt Financing Arrangements”) were used to make the purchase. We accounted for the purchase in accordance with subsections of ASC 805-50, related to transactions between entities under common control. Consequently, we recorded the information technology assets we purchased from Hot Topic at their historical carrying amounts totaling $3.5 million and recognized the difference between the historical carrying amounts and the purchase price in equity. In addition, certain information technology-related obligations and personnel, along with associated assets of $1.4 million and liabilities of $0.1 million, were transferred from Hot Topic to Torrid. In connection with the IT Asset Purchase Agreement, we and Hot Topic agreed to enter into the Reverse Services Agreement and Amendment to Amended and Restated Services Agreement upon the closing date of the IT Asset Purchase Agreement, which was August 1, 2019.

Promissory Notes Receivable from Parent
From time to time prior to the Reorganization, our former parent, Torrid Holding LLC, issued promissory notes receivable to Torrid Parent Inc., our current subsidiary. Due to the nature of these promissory notes receivable, we considered them to be in-substance distributions to Torrid Holding LLC and accounted for them as contra-equity in accordance with ASC 310, Receivables. Consequently, these promissory notes receivable were reflected within equity in our condensed consolidated balance sheets as reductions in additional paid-in capital, within capital distribution to Torrid Holding LLC, net of contribution, in our condensed consolidated statements of stockholders' deficit, and within capital distribution to Torrid Holding LLC, net of contribution, in our condensed consolidated statements of cash flows as financing cash outflows.

Pursuant to the Reorganization, we assumed the obligations of Torrid Holding LLC under the related party promissory notes due to Torrid Parent Inc. These obligations represent intercompany transactions and have been eliminated in consolidation. No principal or interest payments had been made to Torrid Parent Inc. by our former parent prior to the Reorganization.
On December 20, 2018, Torrid Holding LLC issued a $61.4 million promissory note to us in exchange for cash, due on or before December 20, 2024 (“$61.4M Related Party Promissory Note Receivable”). The funds realized from the $61.4M Related Party Promissory Note Receivable were invested by Torrid Holding LLC in HTI (as defined below) and used by HTI (as defined below) and Hot Topic for the partial redemption of Hot Topic’s 9.25% senior secured notes (“Notes”). The $61.4M Related Party Promissory Note Receivable accrued interest at an annual compounding rate of 3.06% upon its maturity. As of the end of fiscal year 2020, there was a $61.4 million lump sum principal payment due to us upon the December 20, 2024 maturity date. The total amount of interest Torrid Holding LLC owed us as of the end of fiscal year 2020 was $4.0 million.
On June 6, 2019, Torrid Holding LLC issued a $20.0 million promissory note to us in exchange for cash, due on or before June 6, 2025 (“$20M Related Party Promissory Note Receivable”). The $20M Related Party Promissory Note Receivable accrued interest at an annual compounding rate of 2.78% upon its maturity. As of the end of fiscal year 2020, there was a $20.0 million lump sum principal payment due to us upon the June 6, 2025 maturity date. The total amount of interest our Torrid Holding LLC owed us as of the end of fiscal year 2020 was $0.9 million.
On June 14, 2019, Torrid Holding LLC issued a $10.0 million promissory note to us in exchange for cash, due on or before June 14, 2025 (“$10M Related Party Promissory Note Receivable”). The $10M Related Party Promissory Note Receivable accrued interest at an annual compounding rate of 2.78% upon its maturity. As of the end of fiscal year 2020, there was a $10.0 million lump sum principal payment due to us upon the June 14, 2025 maturity date. The total amount of interest Torrid Holding LLC owed us as of the end of fiscal year 2020 was $0.5 million.
On July 31, 2019, Torrid Holding LLC issued a $214.6 million promissory note to us, due on or before July 31, 2025 (“$214.6M Related Party Promissory Note Receivable”). The $214.6M Related Party Promissory Note Receivable was issued to us in exchange for the $213.2 million investment we made in HTI (as defined below) on June 14, 2019 plus the associated $1.4 million interest due to us through July 31, 2019. The $214.6M Related Party Note Receivable accrued interest at an annual compounding rate of 1.87% upon its maturity. As of the end of fiscal year 2020, there was a $214.6 million lump sum principal payment due to us upon the July 31, 2025 maturity date. The total amount of interest Torrid Holding LLC owed us as of the end of fiscal year 2020 was $6.1 million.
On August 1, 2019, Torrid Holding LLC issued a $1.2 million promissory note to us in exchange for cash, due on or before August 1, 2025 (“$1.2M Related Party Promissory Note Receivable”). The $1.2M Related Party Promissory Note Receivable was issued to us in exchange for purchasing $1.2 million of senior participating preferred stock from HTI (as defined below) on behalf of Torrid Holding LLC. The $1.2M Related Party Promissory Note Receivable accrued interest at an annual compounding rate of 1.87% upon its maturity. As of the end of fiscal year 2020, there was a $1.2 million lump sum principal payment due to us upon the August 1, 2025 maturity date. The total amount of interest Torrid Holding LLC owed us as of the end of fiscal year 2020 was not material.
On November 26, 2019, Torrid Holding LLC issued a $12.0 million promissory note to us in exchange for cash, due on or before November 26, 2025 (“$12M Related Party Promissory Note Receivable”). The $12M Related Party Promissory Note Receivable accrued interest at an annual compounding rate of 1.59% upon its maturity. As of the end of fiscal year 2020, there was a $12.0 million lump sum principal payment due to us upon the November 26, 2025 maturity date. The total amount of interest Torrid Holding LLC owed us as of the end of fiscal year 2020 was $0.2 million.

On June 14, 2021, Torrid Holding LLC issued a $300.0 million promissory note to us in exchange for cash, due on or before June 14, 2027 (“$300M Related Party Promissory Note Receivable”). The $300M Related Party Promissory Note Receivable accrued interest at an annual compounding rate of 1.02% upon its maturity.
Sponsor Advisory Services Agreement
On May 1, 2015, we entered into an advisory services agreement with Sycamore, pursuant to which Sycamore agreed to provide strategic planning and other related services to us. We are obligated to reimburse Sycamore for its expenses incurred in connection with providing such advisory services to us. As of the end of fiscal year 2020 and as of the end of the second quarter of fiscal year 2021, there were no amounts due, and during the three- and six-month periods ended August 1, 2020 and July 31, 2021, no amounts were paid under this agreement.
From time to time, we reimburse Sycamore for certain management expenses it pays on our behalf. During the three- and six-month periods ended August 1, 2020, we did not make any reimbursements to Sycamore. During the three- and six-month periods ended July 31, 2021, the reimbursements we made to Sycamore for such expenses were not material. As of the end of fiscal year 2020, there was no amount due, and as of the end of the second quarter of fiscal year 2021, the amount due was not material.
Other Related Party Transactions
On June 14, 2019, we used funds obtained from the Term Loan Credit Agreement (as defined in “Note 12—Debt Financing Arrangements”) to purchase $213.2 million of senior participating preferred stock from Hot Topic’s parent, HT Intermediate Holdings Corp. (“HTI”). We accounted for the purchase under the cost method in accordance with ASC 325, Investments—Other. On July 31, 2019, Torrid Holding LLC issued the $214.6M Related Party Promissory Note Receivable to us in exchange for our $213.2 million investment in HTI’s senior participating preferred stock, including $1.4 million of accrued interest. Due to the nature of this $214.6M Related Party Promissory Note Receivable, we considered it to be an in-substance distribution to Torrid Holding LLC and accounted for it as contra-equity. Pursuant to the Reorganization, we assumed the obligations of Torrid Holding LLC under the $214.6M Related Party Promissory Note Receivable.
MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During the three- and six-month periods ended August 1, 2020, purchases from this supplier were $9.9 million and $18.6 million, respectively. During the three- and six-month periods ended July 31, 2021, purchases from this supplier were $15.2 million and $32.1 million, respectively. As of the end of fiscal year 2020 and as of the end of the second quarter of fiscal year 2021, the net amounts we owed MGF for these purchases were $8.0 million and $8.4 million, respectively. This liability is included in due to related parties in our condensed consolidated balance sheets.
HU Merchandising, LLC, a subsidiary of Hot Topic, is one of our suppliers. During the three- and six-month periods ended August 1, 2020, purchases from this supplier were $0.1 million and $0.2 million, respectively. During the three- and six-month periods ended July 31, 2021, purchases from this supplier were $0.3 million and $0.5 million, respectively. As of the end of fiscal year 2020 and as of the end of the second quarter of fiscal year 2021, the amounts due to HU Merchandising, LLC were $0.1 million and $0.2 million, respectively. This liability is included in due to related parties in our condensed consolidated balance sheets.
Staples, Inc., an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During the three- and six-month periods ended August 1, 2020 and July 31, 2021, purchases from this supplier were not material. As of the end of fiscal year 2020 and as of the end of the second quarter of fiscal year 2021, the amounts due to Staples, Inc. were not material.
In April 2020, we received a letter of support from Sycamore for up to $20.0 million of additional equity funding, which, if necessary and sufficient, would be provided to further prevent noncompliance with the financial covenants in the Amended Term Loan Credit Agreement (as defined in “Note 12—Debt Financing Arrangements”) through May 2021. In September 2020, we received an updated letter of support from Sycamore extending the equity funding commitment of up to $20.0 million, if necessary and sufficient, through January 2022. The letter of support was terminated as of May 6, 2021.
In March 2021, Hot Topic entered into a consulting services agreement with our Chief Financial Officer, George Wehlitz, Jr. (“CFO”), pursuant to which Hot Topic agreed to pay our CFO a consulting fee of $10,000 per month. The agreement was effective from January 3, 2021 and terminated on May 31, 2021.

Note 12. Debt Financing Arrangements
Our debt financing arrangements consist of the following (in thousands):

	January 30, 2021	July 31, 2021
Existing ABL Facility, as amended	$—	$—
Term loan
Amended Term Loan Credit Agreement	210,700	—
New Term Loan Credit Agreement	—	350,000
Less: current portion of unamortized original issue discount and debt financing costs	(1,494)	(1,356)
Less: noncurrent portion of unamortized original issue discount and debt financing costs	(4,294)	(7,962)
Total term loan outstanding, net of unamortized original issue discount and debt financing costs	204,912	340,682
Less: current portion of term loan, net of unamortized original issue discount and debt financing costs	(11,506)	(11,769)
Total term loan, net of current portion and unamortized original issue discount and debt financing costs	$193,406	$328,913
Fixed mandatory principal repayments due on the outstanding term loan are as follows as of the end of the second quarter of fiscal year 2021 (in thousands):

2021	4,375
2022	17,500
2023	17,500
2024	17,500
2025	17,500
2026	17,500
2027	17,500
2028	240,625
$350,000
New Term Loan Credit Agreement

On June 14, 2021, we entered into a term loan credit agreement (“New Term Loan Credit Agreement”) among Bank of America, N.A., as agent, and the lenders party thereto.

The New Term Loan Credit Agreement provides for term loans in an initial aggregate amount of $350.0 million (“Principal”), which is recorded net of an original issue discount (“OID”) of $3.5 million and has a maturity date of June 14, 2028. In connection with the New Term Loan Credit Agreement, we paid financing costs of approximately $6.0 million.

The $346.5 million proceeds of the New Term Loan Credit Agreement, net of OID, were used to (i) repay and terminate the Amended Term Loan Credit Agreement (as defined below); (ii) make a $131.7 million distribution to the direct and indirect holders of our equity interests; and (iii) pay for financing costs associated with the New Term Loan Credit Agreement.

Loans made pursuant to the New Term Loan Credit Agreement bear interest at an annual rate equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate quoted by The Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate for an interest period of one month, plus 1.00% (in each case, subject to a floor of 1.75%); or (b) at a LIBOR rate for the interest period relevant to such borrowing (subject to a floor of 0.75%), in each case plus an applicable margin of 5.50% for LIBOR borrowings and 4.50% for base rate borrowings.

If we elect the LIBOR rate, interest is due and payable on the last day of each interest period, unless an interest period exceeds three months, then the respective dates that fall every three months after the beginning of the interest period shall also be interest payment dates. If we elect the Base rate loan, interest is due and payable the last day of each calendar quarter. The elected interest rate on July 31, 2021 was approximately 6%.

In addition to paying interest on the outstanding Principal under the New Term Loan Credit Agreement, we are required to make fixed mandatory repayments of the Principal on the last business day of each fiscal quarter until maturity commencing with the second full fiscal quarter following the closing date (“Repayment”). For each of the fiscal quarters until the maturity date and starting with the fourth fiscal quarter of 2021, Repayments represent 1.25% of the Principal, reduced as a result of the application of prior Prepayments, as defined below.

Under the New Term Loan Credit Agreement, we are also required to make variable mandatory prepayments of the Principal, under certain conditions as described below, approximately 102 days after the end of each fiscal year (each, a “Prepayment”). Prepayments, if applicable, commence at the end of fiscal year 2022 and represent between 0% and 50% (depending on our first lien net leverage ratio) of Excess Cash Flow (as defined in the New Term Loan Credit Agreement) in excess of $10.0 million, minus prepayments of Principal, the Existing ABL Facility, as amended (to the extent accompanied by a permanent reduction in the commitments thereunder) and certain other specified indebtedness and amounts in connection with certain other enumerated items.

In addition to mandatory Repayment and Prepayment obligations, we may at our option, prepay a portion of the outstanding Principal (“Optional Prepayment”). If we make Optional Prepayments before June 14, 2023, we will be subject to penalties ranging from 1.00% to 2.00% of the aggregate principal amount.

All of Torrid LLC’s existing domestic subsidiaries and Torrid Intermediate LLC unconditionally guarantee all obligations under the New Term Loan Credit Agreement. Substantially all of the assets of Torrid LLC, Torrid LLC’s existing subsidiaries and Torrid Intermediate LLC will secure all such obligations and the guarantees of those obligations, subject to certain exceptions.

The New Term Loan Credit Agreement also contains a number of covenants that, among other things and subject to certain exceptions, will restrict our ability and the ability of our subsidiaries to: create, incur or assume liens on our assets or property; incur additional indebtedness; issue preferred or disqualified stock; consolidate or merge; sell assets; pay dividends or make distributions, make investments, or engage in transactions with our affiliates.
As of the end of the second quarter of fiscal year 2021, we were compliant with our debt covenants under the New Term Loan Credit Agreement.
We consider the carrying amount of the term loan to approximate fair value because of the variable interest rate of the term loan.
As of the end of the second quarter of fiscal year 2021, total borrowings, net of OID and financing costs, of $340.7 million remain outstanding under the New Term Loan Credit Agreement. During the three- and six-month period ended July 31, 2021, we recognized $2.9 million of interest expense and recognized $0.2 million of OID and financing costs related to the New Term Loan Credit Agreement. The OID and financing costs are amortized over the New Term Loan Credit Agreement’s seven-year term and are reflected as a direct deduction of the face amount of the term loan in our condensed consolidated balance sheets. We recognize interest payments, together with amortization of the OID and financing costs, in interest expense in our condensed consolidated statements of operations and comprehensive income.
Term Loan Credit Agreement
On June 14, 2019, we entered into a term loan credit agreement (“Term Loan Credit Agreement”) with Cortland Capital Market Services LLC, as agent, KKR Credit Advisors (US) LLC, as structuring advisor, and the lenders party thereto (the “Lenders”). On September 17, 2020, we entered into an amended term loan credit agreement (“Amended Term Loan Credit Agreement”) with the Lenders, pursuant to which the definition of total debt used in the calculation of Total Net Leverage Ratio (as defined below) was amended. All other material terms of the Term Loan Credit Agreement remained substantially the same. In September 2020, in conjunction with the Amended Term Loan Credit Agreement, we prepaid $35.0 million of the outstanding Amended Term Loan Credit Agreement Principal (as defined below), associated accrued interest of $0.2 million and an amendment fee of $0.5 million. On June 14, 2021, we utilized the proceeds from the New Term Loan Credit Agreement to pay the remaining outstanding Amended Term Loan Credit Agreement Principal (as defined below) of $207.5 million, associated accrued interest of $1.2 million and a prepayment penalty of $2.1 million.
The Amended Term Loan Credit Agreement provided for term loans in an initial aggregate amount of $260.0 million (“Amended Term Loan Credit Agreement Principal”), which was recorded net of an original issue discount (“OID”) of $2.9 million and had a maturity date of December 14, 2024. In connection with the Term Loan Credit Agreement, we paid financing costs of approximately $3.6 million.
The $257.1 million proceeds of the Term Loan Credit Agreement, net of OID, were used to i) purchase $213.2 million of senior participating preferred stock from Hot Topic’s parent, HT Intermediate Holdings Corp., for which we subsequently received a promissory note receivable in exchange from Torrid Holding LLC; ii) purchase certain information technology assets from Hot Topic for $29.5 million; iii) make a $10.0 million distribution to Torrid Holding LLC; and iv) pay for financing costs associated with the Term Loan Credit Agreement.
Loans made pursuant to the Amended Term Loan Credit Agreement bore interest at an annual rate equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate quoted by The Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate for an interest period of one month, plus 1.00% or (b) at a LIBOR rate for the interest period relevant to such borrowing, in each case plus an applicable margin of either 6.75% or 7.00% for LIBOR borrowings and either 5.75% or 6.00% for base rate borrowings, in each case, based upon our total net leverage ratio as of the relevant testing date.
If we elected the LIBOR rate, interest was due and payable on the last day of each interest period, unless an interest period exceeded three months, then the respective dates that fell every three months after the beginning of the interest period should also be interest payment dates. If we elected the Base rate loan, interest was due and payable the last day of each fiscal quarter.
In addition to paying interest on the outstanding Principal under the Amended Term Loan Credit Agreement, we were required to make fixed mandatory repayments of the Principal on the last business day of each fiscal quarter until maturity (“Amended Term Loan Credit Agreement Repayment”). Amended Term Loan Credit Agreement Repayments for the first four fiscal quarters, starting in the third quarter of fiscal year 2018, represented 0.75% of the Amended Term Loan Credit Agreement Principal, reduced as a result of the application of prior Amended Term Loan Credit Agreement Prepayments (as defined below). For each of the eight fiscal quarters thereafter, Amended Term Loan Credit Agreement Repayments represented 1.25% of the Amended Term Loan Credit Agreement Principal, reduced as a result of the application of prior Amended Term Loan Credit Agreement Prepayments (as defined below). For each of the 10 fiscal quarters thereafter until the maturity date, Amended Term Loan Credit Agreement Repayments represented 1.875% of the Amended Term Loan Credit Agreement Principal, reduced as a result of the application of prior Amended Term Loan Credit Agreement Prepayments (as defined below).
Under the Amended Term Loan Credit Agreement, we are also required to make variable mandatory prepayments of the Amended Term Loan Credit Agreement Principal, under certain conditions as described below, approximately 102 days after the end of each fiscal year (each, an “Amended Term Loan Credit Agreement Prepayment”). Amended Term Loan Credit Agreement Prepayments, if applicable, commenced at the end of fiscal year 2018 and represented between 25% and 75% (depending on our first lien net leverage ratio) of Excess Cash Flow (as defined in the Amended Term Loan Credit Agreement) in excess of $2.0 million, minus prepayments of Amended Term Loan Credit Agreement Principal, the Existing ABL Facility, as amended (as defined below), (to the extent accompanied by a permanent reduction in the commitments thereunder) and certain other specified indebtedness and amounts in connection with certain other enumerated items. As of the end of fiscal year 2020, our Excess Cash Flow amount was $2.0 million, which did not meet the Excess Cash Flow threshold to require an Amended Term Loan Credit Agreement Prepayment.
All of Torrid LLC’s existing domestic subsidiaries and Torrid Intermediate LLC unconditionally guaranteed all obligations under the Amended Term Loan Credit Agreement. Substantially all of the assets of Torrid LLC, Torrid LLC’s existing subsidiaries and Torrid Intermediate LLC secured all such obligations and the guarantees of those obligations, subject to certain exceptions.
Our borrowings under the Amended Term Loan Credit Agreement were subject to a financial covenant that required us to maintain a maximum ratio of our total debt to Adjusted EBITDA (as defined in the Amended Term Loan Credit Agreement) (“Total Net Leverage Ratio”). The maximum ratio was 3.60 for the quarter ended November 2, 2019, 3.35 for the quarters ended February 1, 2020, May 2, 2020 and August 1, 2020, 3.10 for the quarter ended October 31, 2020, 2.50 for the quarter ended January 30, 2021, 2.35 for the quarter ended May 1, 2021, 2.10 for the quarter ended July 31, 2021 and the quarter ending October 30, 2021 and 1.85 for all quarters thereafter. The Amended Term Loan Credit Agreement amended the definition of total debt used in the Total Net Leverage Ratio calculation for the quarters ended October 31, 2020, January 30, 2021, May 1, 2021 and July 31, 2021. The amended definition of total debt permitted us to exclude indebtedness associated with our Existing ABL Facility, as amended, through the quarter ended October 31, 2020, removed the $20.0 million cap from the amount of cash and cash equivalents on-hand that we were permitted to net against our total debt for purposes of the ratio calculation through the quarter ended January 30, 2021, and raised the $20.0 million cap to $40.0 million and $30.0 million for the quarters ended May 1, 2021 and July 31, 2021, respectively, before reverting to $20.0 million for all quarters thereafter.
The Amended Term Loan Credit Agreement contained a limitation on our capital expenditures paid in cash in any fiscal year and such expenditures could not exceed 37.5% of prior year Adjusted EBITDA (as defined by the Amended Term Loan Credit Agreement). If the amount of our capital expenditures paid in cash in any fiscal year was less than the 37.5% threshold, 50% of the difference was to be automatically applied to increase the maximum threshold in the next fiscal year. The Amended Term Loan Credit Agreement also contained a number of other covenants that, among other things and subject to certain exceptions, would restrict our ability and the ability of our subsidiaries to: create, incur or assume liens on our assets or property; incur additional indebtedness; make capital expenditures; issue preferred or disqualified stock; incur hedging obligations; consolidate or merge; sell assets; pay dividends or make distributions, make investments or engage in transactions with our affiliates.
During the three- and six-month periods ended August 1, 2020, we recognized $3.4 million and $8.9 million of interest expense, respectively. During the three- and six-month periods ended August 1, 2020, we recognized $0.2 million and $0.6 million of OID and financing costs related to the Amended Term Loan Credit Agreement, respectively. During the three- and six-month periods ended July 31, 2021, we recognized $6.9 million and $11.0 million of interest expense, respectively. During the three- and six-month periods ended July 31, 2021, prior to the repayment of the Amended Term Loan Credit Agreement, we recognized $0.2 million and $0.4 million of OID and financing costs, respectively. The OID and financing costs were amortized over the Amended Term Loan Credit Agreement’s contractual term and were reflected as a direct deduction of the face amount of the term loan in our condensed consolidated balance sheets. On June 14, 2021, upon repayment of the outstanding borrowings under the Amended Term Loan Credit Agreement, we wrote off $5.2 million of unamortized OID and financing costs and incurred a $2.1 million prepayment penalty. We recognize interest payments, OID and financing costs and the prepayment penalty in interest expense in our condensed consolidated statements of operations and comprehensive income.
Senior Secured Asset-Based Revolving Credit Facility
In May 2015, we entered into a credit agreement for a senior secured asset-based revolving credit facility (“Original ABL Facility”) of $50.0 million (subject to a borrowing base), with Bank of America, N.A. On October 23, 2017, we entered into an amended and restated credit agreement (“Existing ABL Facility”), which amended our Original ABL Facility. The Existing ABL Facility increased the aggregate commitments available under the Original ABL Facility from $50.0 million to $100.0 million (subject to a borrowing base); and increased our right to request additional commitments from up to $30.0 million to up to $30.0 million plus the aggregate principal amount of any permanent principal reductions we may take (subject to customary conditions precedent). On June 14, 2019, in conjunction with the Term Loan Credit Agreement, we entered into an amendment to the Existing ABL Facility (the “1st Amendment”). The 1st Amendment decreased the aggregate commitments available under the Existing ABL Facility from $100.0 million to $70.0 million (subject to a borrowing base), permitted indebtedness incurred pursuant to the Term Loan Credit Agreement and made certain other modifications. On September 4, 2019, we entered into another amendment to the Existing ABL Facility (the “2nd Amendment”). The 2nd Amendment permitted parent company financial statements to be used to satisfy reporting requirements and made certain other modifications. On June 14, 2021, in conjunction with the New Term Loan Credit Agreement, we entered into a third amendment to the amended and restated credit agreement (the “3rd Amendment”), which amended our Existing ABL Facility, as amended. The 3rd Amendment increased the aggregate commitments available under the Existing ABL facility, as amended, from $70.0 million to $150.0 million (subject to a borrowing base) and extended the date upon which the principal amount outstanding of the loans would be due and payable in full from October 23, 2022 to June 14, 2026. All other material terms of the Existing ABL Facility, as amended, remain substantially the same as the previous agreements it replaced.
The borrowing base for the Existing ABL Facility, as amended, at any time equals the sum of 90% of eligible credit card receivables, plus 90% of the appraised net orderly liquidation value of eligible inventory and eligible in-transit inventory multiplied by the cost of such eligible inventory and eligible in-transit inventory (to be increased to 92.5% during the period beginning on September 1 of each year and ending on December 31 of each year). The Existing ABL Facility, as amended, includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as Swing Line Loans, and is available in U.S. dollars.

Under the Existing ABL Facility, as amended, we have the right to request up to $50.0 million of additional commitments plus the aggregate principal amount of any permanent principal reductions we may take plus the amount by which the borrowing base exceeds the aggregate commitments (subject to customary conditions precedent). The lenders under this facility are not under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions precedent. If we were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the size of the Existing ABL Facility, as amended, could increase to up to $200.0 million, but our ability to borrow under this facility would still be limited by the amount of the borrowing base.
Borrowings under the Existing ABL Facility, as amended, bear interest at an annual rate equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate for an interest period of one month adjusted for certain costs, plus 1.00% or (b) at a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs (“Adjusted LIBOR”), in each case plus an applicable margin that ranges from 1.25% to 1.75% for LIBOR borrowings and 0.25% to 0.75% for base rate borrowings, in each case, based on average daily availability. As of the end of the second quarter of fiscal year 2021, the applicable interest rate for borrowings under the Existing ABL Facility was approximately 4% per annum.
If we elect the LIBOR rate, interest is due and payable on the last day of each interest period, unless an interest period exceeds three months, then the respective dates that fall every three months after the beginning of the interest period shall also be interest payment dates. If we opt for the base rate (including a Swing Line Loan), interest is due and payable on the first business day of each month and on the maturity date.
In addition to paying interest on outstanding principal under the Existing ABL Facility, as amended, we are required to pay a commitment fee in respect of unutilized commitments. The commitment fee ranges between 0.25% and 0.375% per annum of unutilized commitments and will be subject to adjustment each fiscal quarter based on the amount of unutilized commitments during the immediately preceding fiscal quarter. We must also pay customary letter of credit fees and agent fees.
If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Existing ABL Facility, as amended, exceeds the lesser of (a) the commitment amount and (b) the borrowing base, we will be required to repay outstanding loans and/or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.
We may voluntarily reduce the unused portion of the commitment amount and repay outstanding loans at any time. Prepayment of the loans may be made without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.
All obligations under the Existing ABL Facility, as amended, are unconditionally guaranteed by substantially all of Torrid Intermediate LLC’s existing majority-owned domestic subsidiaries and will be required to be guaranteed by certain of Torrid Intermediate LLC’s future domestic majority-owned subsidiaries. All obligations under the Existing ABL Facility, as amended, and the guarantees of those obligations, will be secured, subject to certain exceptions, by substantially all of Torrid Intermediate LLC’s assets.
The Existing ABL Facility, as amended, requires us to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 if we fail to maintain Specified Availability (as defined by the Existing ABL Facility, as amended) of at least the greater of 10% of the Loan Cap, as defined by the Existing ABL Facility, as amended, and $7.0 million. The Existing ABL Facility, as amended, contains a number of other covenants that, among other things and subject to certain exceptions, will restrict our ability and the ability of our subsidiaries to: incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or our other indebtedness; make investments, loans and acquisitions; engage in transactions with our affiliates; sell assets, including capital stock of our subsidiaries; alter the business we conduct; consolidate or merge; and incur liens. As of the end of the second quarter of fiscal year 2021, we were compliant with our debt covenants under the Existing ABL Facility, as amended.
The Existing ABL Facility, as amended, specifically restricts dividends and distributions, aside from amounts to cover ordinary operating expenses and taxes, between our subsidiaries and to us. However, dividends and distributions are permitted at any time that either (1) availability under the Existing ABL Facility, as amended, is equal to or greater than 15% of the maximum borrowing amount on a pro forma basis and we are pro forma compliant with a 1.00 to 1.00 fixed charge coverage ratio or (2) availability under the Existing ABL Facility, as amended, is equal to or greater than 20% of the maximum borrowing amount on a pro forma basis. As of the end of the second quarter of fiscal year 2021, the maximum restricted payment utilizing the Existing ABL Facility, as amended, that our subsidiaries could make from its net assets was $123.0 million.

We consider the carrying amounts of the Existing ABL Facility, as amended, to approximate fair value because of the variable interest rate of this facility.
Availability under the Existing ABL Facility, as amended, at the end of fiscal year 2020 and as of the end of the second quarter of fiscal year 2021 was $65.5 million and $145.5 million, respectively, which reflects no borrowings. In March 2020, we borrowed $50.0 million from the Existing ABL Facility, as amended, as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainty resulting from COVID-19. In the second quarter of fiscal year 2020, we repaid the $50.0 million outstanding under the Existing ABL Facility, as amended. Standby letters of credit issued and outstanding were $4.5 million as of the end of fiscal year 2020 and $4.5 million as of the end of the second quarter of fiscal year 2021. During the third quarter of fiscal year 2017, we incurred $0.5 million of financing costs for the Existing ABL Facility, which were reduced in fiscal year 2019 by $0.1 million written off to account for the impact of our entry into the 1st Amendment. During the second quarter of fiscal year 2021 we incurred an additional $0.7 million of financing costs in connection with our entry into the 3rd Amendment. These financing costs, together with the unamortized financing costs of $0.1 million associated with the Original ABL Facility, are amortized over the five-year term and the Existing ABL Facility, as amended, and are reflected in prepaid expenses and other current assets and deposits and other noncurrent assets in our condensed consolidated balance sheets. During the three- and six-month periods ended August 1, 2020 and July 31, 2021, amortization of financing costs for the Existing ABL Facility, as amended was not material. During the three- and six-month periods ended August 1, 2020, interest payments were $0.2 million and $0.5 million, respectively. During the three- and six-month periods ended July 31, 2021, interest payments were $0.1 million and $0.2 million, respectively. We recognize amortization of financing costs and interest payments for the revolving credit facilities in interest expense in our condensed consolidated statements of operations and comprehensive income.
Note 13. Income Taxes
Effective Tax Rate
During the three- and six-month periods ended August 1, 2020, the benefit from income taxes were $2.9 million and $1.4 million, respectively. During the three- and six-month periods ended July 31, 2021, the benefit from income taxes were $91.5 million and $83.5 million, respectively. The effective tax rates for the three- and six-month periods ended August 1, 2020, were (21.3)% and (5.0)%, respectively. The effective tax rates for the three- and six-month periods ended July 31, 2021, were 173.5% and 262.7%, respectively. These unconventional effective tax rates are primarily due to the increase in the amount of non-deductible items associated with share-based compensation, relative to loss before provision for income taxes for the three- and six-month periods ended July 31, 2021. The increase in the amount of non-taxable items associated with share-based compensation during the three- and six-month periods ended July 31, 2021 was driven by the $111.4 million remeasurement adjustment related to the increase in the value of the incentive units as indicated by the Torrid Holding LLC equity value as of June 30, 2021, following the pricing of our IPO. The $111.4 million remeasurement adjustment also drove the temporary $87.1 million income tax receivable in our condensed consolidated balance sheet as of July 31, 2021, which we expect will become an income tax payable by the end of fiscal year 2021. Please refer to “Note 14—Share-Based Compensation” for further discussion regarding the $111.4 million remeasurement adjustment.
On March 27, 2020, December 27, 2020 and March 11, 2021 the CARES Act, CAA and ARPA, respectively, were signed into law and have resulted in significant changes to the U.S. federal corporate tax law as described in “Note 1—Basis of Presentation and Description of the Business.” We have considered the applicable CARES Act, CAA and ARPA tax law changes in our tax provision for the period ended July 31, 2021 and continue to evaluate the impact of these tax law changes on future periods.
Uncertain Tax Positions
The amount of income taxes we pay is subject to ongoing audits by taxing authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. As of the end of fiscal year 2020, the total liability for income tax associated with unrecognized tax benefits, including interest and penalties, was $2.4 million ($2.0 million, net of federal benefit). As of the end of the second quarter of fiscal year 2021, the total liability for income tax associated with unrecognized tax benefits, including interest and penalties, was $2.8 million ($2.3 million, net of federal benefit). Our effective tax rate will be affected by any portion of this liability we may recognize.

We believe that it is reasonably possible that $0.2 million ($0.2 million net of federal benefit) of our liability for unrecognized tax benefits, of which the associated interest and penalties are not material, may be recognized in the next 12 months due to the expiration of statutes of limitations.
IT Asset Purchase Agreement with Hot Topic
In connection with the IT Asset Purchase Agreement, we generated a tax amortizable basis of the $29.5 million purchase price, amortizable over three years commencing in fiscal year 2019. We recorded the $26.0 million variance between the $3.5 million net book value and $29.5 million tax amortizable basis of the information technology assets in equity, net of $6.7 million deferred tax.
Note 14. Share-Based Compensation
Our share-based compensation expense, by award type, consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2020	July 31, 2021	August 1, 2020	July 31, 2021
Restricted stock units	$—	$2,997	$—	$2,997
Restricted stock	—	553	—	553
Stock options	—	72	—	72
Remeasurement adjustments for incentive units	5,810	111,387	(32,705)	151,166
Total share-based compensation expense	$5,810	$115,009	$(32,705)	$154,788
On June 22, 2021, in connection with our IPO, the board of directors (“Board”) adopted the Torrid Holdings Inc. 2021 Long-Term Incentive Plan (the “2021 LTIP”), for employees, consultants and directors. The 2021 LTIP provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards intended to align the interests of service providers, with those of our shareholders. As of the end of the second quarter of fiscal year 2021, 10,687,500 shares were authorized for issuance under the 2021 LTIP.
On June 22, 2021, in connection with our IPO, the Board adopted the Torrid Holdings Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), intended to qualify under Section 423 of the U.S. Internal Revenue Code of 1986, as amended, in order to provide all of our eligible employees with a further incentive towards ensuring our success and accomplishing our corporate goals. The ESPP allows eligible employees to contribute up to 15% of their base earnings towards purchases of common stock, subject to an annual maximum. The purchase price is 85% of the lower of (i) the fair market value of the stock on the date of enrollment and (ii) the fair market value of the stock on the last day of the related purchase period. As of the end of the second quarter of fiscal year 2021, 3,650,000 shares were authorized for issuance under the ESPP and employee contributions had not yet commenced.
Incentive Units
Prior to the IPO, Torrid Holding LLC issued 13,660,000 Class A, Class B, Class C, Class D, Class E, Class F, Class G, Class H and Class J Torrid incentive units, in the aggregate, net of forfeitures, to certain members of our management.
We recognized the impact of share-based compensation associated with incentive units issued by Torrid Holding LLC in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. The share-based compensation expense and related capital contribution are reflected in our condensed consolidated financial statements as these awards were deemed to be for our benefit. The intent of the incentive units was to provide profit-sharing opportunities to management rather than equity ownership in our then parent, Torrid Holding LLC. The incentive units did not have any voting or distribution rights and contained a repurchase feature, whereby upon termination, Torrid Holding LLC had the right to purchase from former employees any or all of the vested incentive units at fair value. In addition, although the fair value of the incentive units was determined through an option pricing methodology that utilized the possible equity values of Torrid Holding LLC, the settlement amounts and method of settlement of the incentive units were at the discretion of the Board. Based on these aforementioned features and characteristics, we determined that the incentive units were in-substance liabilities accounted for as liability instruments in accordance with ASC 710, Compensation. The incentive units were remeasured based on the fair value of the awards at the end of each reporting period. We recorded the expense associated with changes in the fair value of these incentive units as a capital contribution from our former parent, Torrid Holding LLC, as our former parent is the legal obligor for the incentive units.

The incentive units were valued utilizing a contingent claims analysis (“CCA”) methodology based on a Black-Scholes option pricing model (“OPM”). Under the OPM, each class of incentive units was modeled as a call option with a unique claim on the assets of Torrid Holding LLC. The characteristics of each class of incentive units determined the uniqueness of the claim on the assets of Torrid Holding LLC. The OPM used to value the incentive units incorporated various assumptions, including the time to liquidity event, equity volatility and risk-free interest rate of return. Equity volatility was based on the historical volatilities of comparable publicly traded companies for the time horizon equal to the time to the anticipated liquidity event; and the risk-free interest rate was for a term corresponding to the time to liquidity event. The assumptions underlying the valuation of the incentive units represented our best estimates, which involved inherent uncertainties and the application of our judgement. The most recent remeasurement of the fair value of the incentive units utilizing the CCA methodology was performed as of May 1, 2021.
During the three-month period ended July 31, 2021, we recorded a share-based compensation expense remeasurement adjustment of $111.4 million related to the increase in the value of the incentive units as indicated by the Torrid Holding LLC equity value as of June 30, 2021, following the pricing of our IPO. The vested portion of the incentive units were exchanged for 13,353,122 shares of our common stock of an equivalent fair value as the vested incentive units. The unvested incentive units continue to provide management with profit-sharing opportunities in Torrid Holding LLC, which ceased to be our parent upon the Reorganization.
During the three-month period ended August 1, 2020, we recognized share-based compensation expense of $5.8 million and during the six-month period ended August 1, 2020, we recorded a reduction of $32.7 million to share-based compensation expense, primarily due to a decline in the Torrid Holding LLC equity value. During the three- and six-month periods ended July 31, 2021, we recognized share-based compensation expense associated with incentive units of $111.4 million and $151.2 million, respectively, primarily due to an increase in the Torrid Holding LLC equity value.
IPO Awards
Pursuant to the agreements we entered into with certain members of our management, upon completion of the IPO, such employees received one-time grants of RSUs (“IPO Awards”) in an aggregate amount equal to $5.7 million. 50% of the IPO Awards were fully vested on the date of grant, and the remaining 50% will vest in equal installments on the first, second and third anniversaries of the date of our IPO. These members of our management must remain employed by us through each vesting date in order to vest in the applicable portions of their IPO Awards. Consequently, we recognized $2.8 million of share-based compensation expense related to these IPO Awards upon the consummation of our IPO with the remainder recognized over the three-year vesting period.
RSUs
RSUs are awarded to certain employees, non-employee directors and consultants and entitle the grantee to receive shares of common stock at the end of a vesting period, subject to the employee's continued employment or service as a director or consultant. 50% of the RSUs granted as IPO Awards fully vested on the date of grant, and the remaining 50% will vest in equal installments on the first, second and third anniversaries of the date of grant. In general, the remaining RSUs vest in equal installments each year over 4 years.
RSU activity under the 2021 LTIP consists of the following (in thousands except per share and contractual life amounts):

	Shares	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Nonvested, January 30, 2021	—
Granted	366	$27.00
Vested	(98)	$27.00
Forfeited	—	$—
Nonvested, July 31, 2021	268	$27.00	3.6

As of the end of the second quarter of fiscal year 2021, unrecognized compensation expense related to unvested RSUs was $17.1 million, which is expected to be recognized over a weighted average period of approximately 3.6 years. The total vesting date fair value of RSUs which vested during the six-month period ended July 31, 2021 was $2.6 million.
Restricted Stock
Restricted stock is awarded to certain employees, non-employee directors and consultants, subject to the employee's continued employment or service as a director or consultant. Restricted stock vests over periods ranging from 2 to 4 years, subject to the employee's continued employment or service as an employee, non-employee director or consultant, as applicable, on each vesting date.

Restricted stock activity under the 2021 LTIP consists of the following (in thousands except per share and contractual life amounts):

	Shares	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Nonvested, January 30, 2021	—
Granted	652	$27.00
Vested	—	$—
Forfeited	—	$—
Nonvested, July 31, 2021	652	$27.00	2.7

As of the end of the second quarter of fiscal year 2021, unrecognized compensation expense related to unvested restricted stock was $7.1 million, which is expected to be recognized over a weighted average period of approximately 2.7 years.
Stock Options
Stock options generally vest in equal installments each year over 4 years and generally expire 10 years from the grant date.
Stock option activity under the 2021 LTIP consists of the following (in thousands except per share and contractual life amounts):

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, January 30, 2021	—
Granted	330	$21.00
Exercised	—
Expired / forfeited	—
Outstanding, July 31, 2021	330	$21.00	9.9	$775
Exercisable, July 31, 2021	—
The weighted average grant date fair value of stock option awards granted during the three- and six-month periods ended July 31, 2021 was $11.22 per option and was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield	—%
Expected volatility(1)	56.0%
Risk-free interest rate(2)	1.10%
Expected term(3)	6.31 years
Grant date fair value per share	$21.00

(1)     The expected volatility is estimated based on the historical volatility of a select peer group of similar publicly traded companies for a term that is consistent with the expected term of the stock options.

(2)    The risk-free interest rates are based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected term of the stock options.
(3)    The expected term of the stock options represents the estimated period of time until exercise and is calculated using the simplified method.

As of the end of the second quarter of fiscal year 2021, unrecognized compensation expense related to unvested stock options was $3.6 million, which is expected to be recognized over a weighted average period of approximately 4.0 years.
Note 15. Commitments and Contingencies
Litigation
From time to time, we are involved in matters of litigation that arise in the ordinary course of business. Though significant litigation or awards against us could seriously harm our business and financial results, we do not at this time expect any of our pending matters of litigation to have a material adverse effect on our overall financial condition.
Indemnities, Commitments and Guarantees
During the ordinary course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to our board of directors and officers to the maximum extent permitted. Commitments include those given to various merchandise vendors and suppliers. From time to time, we have issued guarantees in the form of standby letters of credit as security for workers’ compensation claims (our letters of credit are discussed in more detail in “Note 12—Debt Financing Arrangements”). The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated financial statements as no demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our condensed consolidated financial statements.
Note 16. Stockholders' Deficit
Torrid was formed on October 29, 2019 and capitalized on February 20, 2020. Torrid is authorized to issue 1.0 billion shares of common stock at $0.01 par value, and 5.0 million shares of preferred stock at $0.01 par value. Torrid had 110,056,473 shares of common stock and no shares of preferred stock issued and outstanding as of July 31, 2021. Historical periods prior to the formation of Torrid have been revised to reflect our current capital structure.
On June 22, 2021, Torrid's stockholder approved an amendment to Torrid's certificate of incorporation to (i) effect a 110,000-for-1 stock split of all shares of the issued and outstanding common stock, which was effected on June 22, 2021 and (ii) authorize 5.0 million shares of preferred stock. All share and per-share data in the financial statements and notes to the financial statements has been retroactively adjusted to reflect the stock split for all periods presented. The par value of the common stock was not adjusted as a result of the stock split.
Note 17. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period, inclusive of potentially dilutive common share equivalents outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. There were no potentially dilutive common share equivalents outstanding during the three- and six-month periods ended August 1, 2020. There was an aggregate of 0.6 million potentially dilutive common share equivalents outstanding during the three- and six-month periods ended July 31, 2021, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
Note 18. Fair Value Measurements
We carry certain of our assets and liabilities at fair value in accordance with GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Valuation techniques used to measure fair value require us to maximize the use of observable inputs and minimize the use of unobservable inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
Level 1: Quoted prices in active markets for identical assets or liabilities.
Level 2: Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for similar assets or liabilities in markets that are not active; or other inputs other than quoted prices that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities, including interest rates and yield curves, and market corroborated inputs.
Level 3: Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These are valued based on our estimates and assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis as of the end of fiscal year 2020 consisted of the following (in thousands):

	January 30, 2021	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3
Assets:
Money market funds (cash equivalent)	$73,024	$73,024	$—	$—
Total assets	$73,024	$73,024	$—	$—
Liabilities:
Deferred compensation plan liability	$6,531	$—	$6,531	$—
Total liabilities	$6,531	$—	$6,531	$—
Financial assets and liabilities measured at fair value on a recurring basis as of the end of the second quarter of fiscal year 2021 consisted of the following (in thousands):

	July 31, 2021	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$36,051	$36,051
Total assets	$36,051	$36,051	$—	$—
Liabilities:
Deferred compensation plan liability	$7,521	$—	$7,521	$—
Total liabilities	$7,521	$—	$7,521	$—
The fair value of our money market funds is based on quoted prices in active markets. The deferred compensation plan liability represents the amount that would be earned by participants if the funds were invested in securities traded in active markets. The fair value of the deferred compensation plan liability is determined based on quoted prices of similar assets that are traded in observable markets, or represents the cash withheld by participants prior to any investment activity.
Note 19. Private Label Credit Card
We have an agreement with a third party to provide customers with private label credit cards (“Credit Card Agreement”). Each private label credit card bears the logo of the Torrid brand and can only be used at our store locations and on www.torrid.com. A third-party financing company is the sole owner of the accounts issued under the private label credit card program and absorbs the losses associated with non-payment by the private label card holders and a portion of any fraudulent usage of the accounts. Pursuant to the Credit Card Agreement, we receive marketing and promotional funds from the third-party financing company for certain expenses we incur based on usage of the private label credit cards. These marketing and promotional funds are recorded as a reduction in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. During the three- and six-month periods ended August 1, 2020, these funds amounted to $2.6 million and $4.9 million, respectively, related to these private label credit cards. During the three- and six-month periods ended July 31, 2021, these funds amounted to $4.6 million and $9.3 million, respectively, related to these private label credit cards.
Note 20. Deferred Compensation Plan
On August 1, 2015, we established the Torrid LLC Management Deferred Compensation Plan (“Deferred Compensation Plan”) for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, as amended. All deferrals and associated earnings are our general unsecured obligations. We may at our discretion contribute certain amounts to eligible employees’ accounts. To the extent participants are ineligible to receive contributions from participation in our 401(k) Plan (as defined in “Note 21—Employee Benefit Plan”), we may contribute 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts. From March 2020 to July 2020, we suspended our contributions to eligible employees’ accounts as a precautionary measure in light of uncertainty resulting from COVID-19. As of the end of fiscal year 2020 and as of the end of the second quarter of fiscal year 2021, we did not have any assets of the Deferred Compensation Plan and the associated liabilities were $6.5 million and $7.5 million, respectively, included in our condensed consolidated balance sheets.
Note 21. Employee Benefit Plan
On August 1, 2015, we adopted the Torrid 401(k) Plan (“401(k) Plan”). All employees who have been employed by us for at least 200 hours and are at least 21 years of age are eligible to participate. Employees may contribute up to 80% of their eligible compensation to the 401(k) Plan, subject to a statutorily prescribed annual limit. We may at our discretion contribute certain amounts to eligible employees’ accounts. We may contribute 50% of the first 4% of participants’ eligible contributions into their 401(k) Plan accounts. From March 2020 to July 2020, we suspended our contributions to eligible employees’ accounts as a precautionary measure in light of uncertainty resulting from COVID-19. During the three-month period ended August 1, 2020, the amount we contributed was not material and during the six-month period ended August 1, 2020, we contributed $0.1 million to eligible employees’ 401(k) Plan accounts. During the three- and six-month periods ended July 31, 2021, we contributed $0.2 million and $0.3 million, respectively, to eligible employees’ 401(k) Plan accounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section entitled “Risk Factors.”
Overview
Torrid is a direct-to-consumer brand of apparel, intimates and accessories in North America, targeting the 25- to 40-year old woman who is curvy and wears sizes 10 to 30. Torrid is focused on fit and offers high quality products across a broad assortment that includes tops, bottoms, denim, dresses, intimates, activewear, footwear and accessories. Our proprietary product offering delivers a superior fit for the curvy woman that makes her love the way she looks and feels. We offer a broad assortment of high quality products including tops, denim, dresses, intimates, activewear, footwear and accessories. Our style is unapologetically youthful and sexy. We believe our customer values the appeal and versatility of our curated product assortment that helps her look her best for any occasion, including weekend, casual, work and dressy, all at accessible price points. We specifically design for stylish curvy women and are maniacally focused on fit. Through our product and brand experience we connect with customers in a way that other brands, many of which treat plus-size customers as an after-thought, have not.
Key Financial and Operating Metrics
We use the following metrics to assess the progress of our business, inform how we allocate our time and capital, and assess the near-term and longer-term performance of our business.

	August 1, 2020	July 31, 2021
Number of stores (as of end of period)	606	608

	Three Months Ended		Six Months Ended
	(in thousands, except percentages)
	August 1, 2020	July 31, 2021	August 1, 2020	July 31, 2021
Comparable sales(A)	(2)%	30%	(20)%	60%
Adjusted EBITDA(B)	$34,245	$86,516	$26,047	$162,227
Adjusted EBITDA margin(B)	14%	26%	6%	25%

(A)The computation of comparable sales includes results from stores that were temporarily closed due to COVID-19.
(B)Please refer to "Results of Operations" for a reconciliation of net income to Adjusted EBITDA.
Comparable Sales. We define comparable sales for any given period as the sales of our e-Commerce operations and stores that we have included in our comparable sales base during that period. We include a store in our comparable sales base after it has been open for 15 full fiscal months. If a store is closed during a fiscal year, it is only included in the computation of comparable sales for the full fiscal months in which it was open. The computation of comparable sales includes results from stores that were temporarily closed due to COVID-19. Partial fiscal months are excluded from the computation of comparable sales. Comparable sales allow us to evaluate how our unified commerce business is performing exclusive of the effects of new store openings. We apply current year foreign currency exchange rates to both current year and prior year comparable sales to remove the impact of foreign currency fluctuation and achieve a consistent basis for comparison. Comparable sales allow us to evaluate how our unified commerce business is performing exclusive of the effects of non-comparable sales.
Number of Stores. Store count reflects all stores open at the end of a reporting period. In connection with opening new stores, we incur pre-opening costs, which primarily consist of payroll, travel, training, marketing, initial opening supplies, costs of transporting initial inventory and fixtures to store locations, and occupancy costs incurred from the time of possession of a store site to the opening of that store. These pre-opening costs are included in our selling, general and administrative expenses and are expensed as incurred.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of our operating performance that are neither required by, nor presented in accordance with GAAP and our calculations thereof may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA represents GAAP net income (loss) plus interest expense less interest income, net of other (income) expense, plus provision for less (benefit from) income taxes, depreciation and amortization (“EBITDA”), and share-based compensation, non-cash deductions and charges and other expenses. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of our total net sales. We believe Adjusted EBITDA and Adjusted EBITDA margin facilitate operating performance comparisons from period to period by isolating the effects of certain items that vary from period to period without any correlation to ongoing operating performance. We also use Adjusted EBITDA and Adjusted EBITDA margin as two of the primary methods for planning and forecasting the overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA and Adjusted EBITDA margin as commonly used measures in determining business value and, as such, use them internally to report and analyze our results and we additionally use Adjusted EBITDA as a benchmark to determine certain non-equity incentive payments made to executives.
Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools. These measures are not measurements of our financial performance under GAAP and should not be considered in isolation or as alternatives to or substitutes for net income (loss), income (loss) from operations or any other performance measures determined in accordance with GAAP or as alternatives to cash flows from operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Among other limitations, Adjusted EBITDA does not reflect:

•interest expense;
•interest income, net of other (income) expense;
•provision for income taxes;
•depreciation and amortization;
•share-based compensation;
•non-cash deductions and charges; and
•other expenses.
Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q in the section titled “Risk Factors.”
Customer Acquisition and Retention. Our success is impacted not only by efficient and profitable customer acquisition, but also by our ability to retain customers and encourage repeat purchases. It is important to maintain reasonable costs for these marketing efforts relative to the net sales and profit we expect to derive from customers. Failure to effectively attract customers on a cost-efficient basis would adversely impact our profitability and operating results. New requirements for consumer disclosures regarding privacy practices, and new application tracking transparency framework that requires opt-in consent for certain types of tracking were implemented by third party providers in 2021 which has increased the difficulty and cost of acquiring and retaining customers. These changes may adversely affect our results of operations.
Customer Migration from Single to Omni-channel. We have a history of converting customers from single-channel customers to omni-channel customers, defined as active customers who shopped both online and in-store within the last twelve months. Customers that shop across multiple channels purchase from us more frequently and, spent approximately 3.2 times more per year than our single-channel customer.
Overall Economic Trends. Consumer purchases of clothing generally remain constant or may increase during stable economic periods and decline during recessionary periods and other periods when disposable income is adversely affected. Consequently, our results of operations during any given period are often impacted by the overall economic conditions in the markets which we operate. Additionally, the COVID-19 pandemic may continue to have a materially adverse impact on the macroeconomic environment in the United States as well as our results of operations.

Demographic Changes. Our business has experienced growth over recent periods due, in part, to an increase in the plus-size population. Slower or negative growth in this demographic, in particular among women ages 25 to 40, specific to certain geographic markets, income levels or overall, could adversely affect our results of operations.
Growth in Brand Awareness. We intend to continue investing in our brand, with a specific focus on growing brand awareness, customer engagement, and conversion through targeted investments in performance and brand marketing. We have made significant historical investments to strengthen the Torrid brand through our marketing efforts, brand partnerships, events and expansion of our social media presence. If we fail to cost-effectively promote our brand or convert impressions into new customers, our net sales growth and profitability may be adversely affected.
Inventory Management. Our strategy is built around a consistent and stable base of core products that provide our customer with year round style. At the same time, we introduce new lines of merchandise approximately 16 times per year, thus providing a consistent flow of fresh merchandise to keep our customer engaged, encourage repeat business and attract new customers. We employ a data-driven approach to design and product development, proactively and quickly incorporating sales and operational performance information alongside customer feedback from thousands of product reviews. We engage in ongoing dialogue with customers through social media and customer surveys. Shifts in inventory levels may result in fluctuations in the amount of regular price sales, markdowns, and merchandise mix, as well as gross margin.
Impact of COVID-19. The COVID-19 pandemic has caused general business disruption worldwide. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are uncertain. As a result of the COVID-19 pandemic, we temporarily closed our headquarters, distribution center and retail stores, required our employees and contractors to work remotely, and implemented travel restrictions. The operations of our suppliers and manufacturers and behaviors of customers have likewise been altered. There have been some positive developments in recent months. Concurrently with the vaccine rollout, business restrictions and stay-at-home orders have eased out (although we remain subject to the risk of future restrictions). Consumer spending has also increased with additional U.S. government stimulus payments. Consequently, our operating results improved significantly in the first and second quarters of fiscal year 2021. However, the impact of the COVID-19 pandemic remains highly uncertain and depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of the vaccine rollout and containment actions taken in relation to new variants of COVID-19. As a result, recent favorable trends may not continue and our results of operations may continue to be adversely affected by the COVID-19 pandemic.
Investments. We have invested significantly to strengthen our business, including augmenting leadership across our organization and enhancing our infrastructure and technology, and have delivered significant growth as a result. In order to realize such growth, we anticipate that our operating expenses will grow as we continue to increase our spending on advertising and marketing and hire additional personnel primarily in marketing, product design and development, merchandising, technology, operations, customer service and general and administrative functions. We will also continue to selectively expand our store footprint and make investments to improve the customer experience both in-store and online. We believe that such investments will increase the number and loyalty of our customers and, as a result, yield positive financial performance in the long term.
Seasonality. While seasonality frequently impacts businesses in the retail sector, our business is generally not seasonal. Accordingly, our net sales do not fluctuate as significantly as those of other brands and retailers from quarter to quarter and any modest seasonal effect does not significantly change the underlying trends in our business. Additionally, we do not generate an outsized share of our net sales or Adjusted EBITDA during the holiday season. Typically, our Adjusted EBITDA generation is strongest in the first half of the year as we benefit from more favorable merchandise margins, lower advertising and lower shipping expenses relative to the second half of the year. The lack of net sales seasonality provides structural cost advantages relative to peers, including reduced staffing cyclicality and seasonal distribution capacity needs.
Components of Our Results of Operations
Net Sales. Net sales reflects our revenues from the sale of our merchandise, shipping and handling revenue received from e-Commerce sales and gift card breakage income, less returns, discounts and loyalty points/awards. Revenue from our stores is recognized at the time of sale and revenue from our e-Commerce channel is recognized upon shipment of the merchandise to the home of the customer; except in cases where the merchandise is shipped to a store and revenue is recognized when the customer retrieves the merchandise from the store. Net sales are impacted by the size of our active customer base, product assortment and availability, marketing and promotional activities and the spending habits of our customers. Net sales are also impacted by the migration of single-channel customers (i.e., customers shopping only in-store or online) to omni-channel customers (i.e., customers shopping both in-store and online), who on average spend significantly more than single-channel customers in a given year.
Gross Profit. Gross profit is equal to our net sales less cost of goods sold. Our cost of goods sold includes merchandise costs, freight, inventory shrinkage, payroll expenses associated with the merchandising department, distribution center expenses and store occupancy expenses, including rent, common area maintenance charges, real estate taxes and depreciation. Merchandising payroll costs and store occupancy costs included within cost of goods sold are largely fixed and do not necessarily increase as volume increases. We review our inventory levels on an ongoing basis in order to identify slow-moving merchandise and generally use markdowns to clear that merchandise. The timing and level of markdowns are driven primarily by customer acceptance of our merchandise. The primary drivers of our merchandise costs include the raw materials, labor in the countries where we source our merchandise, customs duties, and logistics costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses include all operating costs not included in cost of goods sold or marketing expenses. Our historical revenue growth has been accompanied by increased selling, general and administrative expenses. For instance, we continue to make payroll investments to support our growth.
Marketing Expenses. We continue to make investments in marketing in an effort to grow and retain our active customer base and increase our brand awareness. Marketing expenses consist primarily of (i) targeted online performance marketing costs, such as retargeting, paid search/product listing advertising, and social media advertisements, (ii) store and brand marketing, public relations and photographic production designed to acquire, retain and remain connected to customers, (iii) direct mail marketing costs and (iv) payroll and benefits expenses associated with our marketing team.
Interest Expense. Interest expense consists primarily of interest expense and other fees associated with our Existing ABL Facility, as amended, Amended Term Loan Credit Agreement and New Term Loan Credit Agreement. On June 14, 2021, we repaid and terminated the Amended Term Loan Credit Agreement with borrowings under the New Term Loan Credit Agreement and amended our Existing ABL Facility.
Provision for (Benefit from) Income Taxes. Our provision for (benefit from) income taxes primarily consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions and uncertain tax positions.
Results of Operations
Three-Months Ended July 31, 2021 Compared to Three-Months Ended August 1, 2020
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	August 1, 2020	% of Net Sales	July 31, 2021	% of Net Sales
Net sales	$249,226	100.0%	$332,870	100.0%
Cost of goods sold	169,245	67.9%	183,150	55.0%
Gross profit	79,981	32.1%	149,720	45.0%
Selling, general and administrative expenses	50,493	20.3%	179,041	53.8%
Marketing expenses	9,819	3.9%	10,728	3.2%
Income (loss) from operations	19,669	7.9%	(40,049)	(12.0)%
Interest expense	5,885	2.4%	12,662	3.8%
Interest income, net of other (income) expense	(50)	0.0%	49	0.0%
Income (loss) before benefit from income taxes	13,834	5.5%	(52,760)	(15.8)%
Benefit from income taxes	(2,943)	(1.2)%	(91,547)	(27.5)%
Net income	$16,777	6.7%	$38,787	11.7%

The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended
	August 1, 2020	July 31, 2021
Net income	$16,777	$38,787
Interest expense	5,885	12,662
Interest income, net of other expense (income)	(50)	49
Benefit from income taxes	(2,943)	(91,547)
Depreciation and amortization(A)	8,310	8,574
Share-based compensation(B)	5,810	115,009
Non-cash deductions and charges(C)	435	35
Other expenses(D)	21	2,947
Adjusted EBITDA	$34,245	$86,516

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)Prior to the consummation of our IPO on July 6, 2021, share-based compensation was determined based on the remeasurement of our liability-classified incentive units.
(C)Non-cash deductions and charges includes losses on property and equipment disposals and the net impact of non-cash rent expense.
(D)Other expenses represent non-routine expenses, including IPO-related transaction fees and the reimbursement of certain management expenses, primarily for travel, incurred by Sycamore on our behalf, which are not considered to be part of our core business.
Net Sales
Net sales increased $83.6 million, or 33.6%, to $332.9 million for the three months ended July 31, 2021, from $249.2 million for the three months ended August 1, 2020. This increase was primarily driven by an increase in orders placed and an increase in average order value relative to the three months ended August 1, 2020, which were impacted by disruption caused by the COVID-19 pandemic. The increase in net sales was also as a result of temporary store closures due to the COVID-19 pandemic during the three months ended August 1, 2020. The total number of stores we operate increased by 2 stores, or 0.3%, to 608 stores as of July 31, 2021, from 606 stores as of August 1, 2020.
Gross Profit
Gross profit for the three months ended July 31, 2021 increased $69.7 million, or 87.2%, to $149.7 million, from $80.0 million for the three months ended August 1, 2020. This increase was primarily due to higher net sales volumes that drove a $71.9 million increase in merchandise margin. Gross profit as a percentage of net sales increased 12.9% to 45.0% for the three months ended July 31, 2021 from 32.1% for the three months ended August 1, 2020. This increase was primarily driven by higher merchandise margin rate, lower distribution costs and leverage of our store occupancy costs and store depreciation expense as a result of higher net sales volume. The higher merchandise margin rate was primarily driven by decreased promotional activity and lower inventory reserve levels and leverage of e-Commerce shipping costs as a result of higher net sales from the reopening of stores.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended July 31, 2021 increased $128.5 million, or 254.6%, to $179.0 million, from $50.5 million for the three months ended August 1, 2020. The increase was primarily due to a $109.2 million increase in share-based compensation expense, increased store payroll costs of $11.7 million, increased performance bonuses of $3.3 million, increased headquarters general and administrative expenses of $2.3 million and a $2.0 million increase in other store operating costs. Selling, general and administrative expenses as a percentage of net sales increased by 33.5% to 53.8% for the three months ended July 31, 2021 from 20.3% for the three months ended August 1, 2020. This increase was driven by increased share-based compensation, performance bonuses and store payroll costs, partially offset by leverage of headquarters general and administrative expenses and other store operating costs as a result of higher net sales volume.

Marketing Expenses
Marketing expenses for the three months ended July 31, 2021 increased $0.9 million, or 9.3%, to $10.7 million, from $9.8 million for the three months ended August 1, 2020. This increase was primarily due to increased digital, store and brand marketing, partially offset by decreased direct mail program spend. Marketing expenses as a percentage of net sales decreased by 0.7% to 3.2% during the three months ended July 31, 2021 from 3.9% during the three months ended August 1, 2020. This decrease was driven by leverage of our marketing expenses as a result of higher net sales volume.
Interest Expense
Interest expense was $12.7 million for the three months ended July 31, 2021, compared to $5.9 million for the three months ended August 1, 2020. The increase was primarily due to the write-off of $5.2 million of unamortized deferred financing costs and OID when we repaid the Amended Term Loan Credit Agreement, and the $2.1 million prepayment penalty.
Benefit from Income Taxes
The benefit from income taxes for the three months ended July 31, 2021 increased by $88.6 million to $91.5 million, from $2.9 million for the three months ended August 1, 2020. Our effective tax rate was 173.5% for the three months ended July 31, 2021 and (21.3)% for the three months ended August 1, 2020. The unconventional effective tax rate for the three months ended July 31, 2021 is primarily due to the increase in the amount of non-deductible items associated with share-based compensation, relative to loss before provision for income taxes for the three months ended July 31, 2021. The increase in the amount of non-deductible items associated with share-based compensation during the three months ended July 31, 2021 was driven by a $111.4 million remeasurement adjustment related to the increase in the value of the incentive units as indicated by the Torrid Holding LLC equity value as of June 30, 2021, following the pricing of our IPO.
Six-Months Ended July 31, 2021 Compared to Six-Months Ended August 1, 2020
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Six Months Ended
	August 1, 2020	% of Net Sales	July 31, 2021	% of Net Sales
Net sales	$405,703	100.0%	$658,617	100.0%
Cost of goods sold	284,780	70.2%	363,965	55.3%
Gross profit	120,923	29.8%	294,652	44.7%
Selling, general and administrative expenses	57,351	14.1%	288,954	43.9%
Marketing expenses	23,855	5.9%	20,253	3.0%
Income (loss) from operations	39,717	9.8%	(14,555)	(2.2)%
Interest expense	11,979	3.0%	17,286	2.6%
Interest income, net of other (income) expense	83	0.0%	(60)	0.0%
Income (loss) before benefit from income taxes	27,655	6.8%	(31,781)	(4.8)%
Benefit from income taxes	(1,391)	(0.3)%	(83,493)	(12.7)%
Net income	$29,046	7.1%	$51,712	7.9%

The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (dollars in thousands):

	Six Months Ended
	August 1, 2020	July 31, 2021
Net income	$29,046	$51,712
Interest expense	11,979	17,286
Interest income, net of other expense (income)	83	(60)
Benefit from income taxes	(1,391)	(83,493)
Depreciation and amortization(A)	16,685	17,143
Share-based compensation(B)	(32,705)	154,788
Non-cash deductions and charges(C)	1,331	70
Other expenses(D)	1,019	4,781
Adjusted EBITDA	$26,047	$162,227

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)Prior to the consummation of our IPO on July 6, 2021, share-based compensation was determined based on the revaluation of our liability-classified incentive units.
(C)Non-cash deductions and charges includes losses on property and equipment disposals and the net impact of non-cash rent expense.
(D)Other expenses represent non-routine expenses, including IPO-related transaction fees and the reimbursement of certain management expenses, primarily for travel, incurred by Sycamore on our behalf, which are not considered to be part of our core business.
Net Sales
Net sales increased $252.9 million, or 62.3%, to $658.6 million for the six months ended July 31, 2021, from $405.7 million for the six months ended August 1, 2020. This increase was primarily driven by an increase in orders placed and an increase in average order value relative to the six months ended August 1, 2020, which were impacted by disruption caused by the COVID-19 pandemic. The increase in net sales was also as a result of temporary store closures due to the COVID-19 pandemic during the six months ended August 1, 2020. The total number of stores we operate increased by 2 stores, or 0.3%, to 608 stores as of July 31, 2021, from 606 stores as of August 1, 2020.
Gross Profit
Gross profit for the six months ended July 31, 2021 increased $173.7 million, or 143.7%, to $294.7 million, from $120.9 million for the six months ended July 31, 2021. This increase was primarily due to higher net sales volumes that drove a $174.9 million increase in merchandise margin. Gross profit as a percentage of net sales increased 14.9% to 44.7% for the six months ended July 31, 2021 from 29.8% for the six months ended August 1, 2020. This increase was primarily driven by higher merchandise margin rate, lower distribution costs and leverage of our store occupancy costs, store depreciation expense and merchandising payroll costs as a result of higher net sales volume. The higher merchandise margin rate was primarily driven by decreased promotional activity and lower inventory reserve levels and leverage of e-Commerce shipping costs as a result of higher net sales from the reopening of stores.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended July 31, 2021 increased $231.6 million, or 403.8%, to $289.0 million, from $57.4 million for the six months ended August 1, 2020. The increase was primarily due to a $187.5 million increase in share-based compensation expense, increased store payroll costs of $19.0 million, increased performance bonuses of $17.5 million, increased other store operating costs of $5.2 million and $2.9 million increase in headquarters general and administrative expenses. Selling, general and administrative expenses as a percentage of net sales increased by 29.8% to 43.9% for the six months ended July 31, 2021 from 14.1% for the six months ended August 1, 2020. This increase was driven by increased share-based compensation and performance bonuses, partially offset by leverage of store payroll costs and headquarters general and administrative expenses and other store operating costs as a result of higher net sales volume.

Marketing Expenses
Marketing expenses for the six months ended July 31, 2021 decreased $3.6 million, or 15.1%, to $20.3 million, from $23.9 million for the six months ended August 1, 2020. This decrease was primarily due to decreased spending on direct mail program, partially offset by increased store and brand marketing. Marketing expenses as a percentage of net sales decreased by 2.9% to 3.0% during the six months ended July 31, 2021 from 5.9% during the six months ended August 1, 2020. This decrease was driven by decreased spending on direct mail program, and leverage of digital and brand marketing spend as a result of higher net sales volume.
Interest Expense
Interest expense was $17.3 million for the six months ended July 31, 2021, compared to $12.0 million for the six months ended August 1, 2020. The increase was primarily due to the write-off of $5.2 million of unamortized deferred financing costs and OID when we repaid the Amended Term Loan Credit Agreement, and the $2.1 million prepayment penalty.
Benefit from Income Taxes
The benefit from income taxes for the six months ended August 1, 2020 increased by $82.1 million to $83.5 million, from $1.4 million for the six months ended August 1, 2020. Our effective tax rate was 262.7% for the six months ended July 31, 2021 and (5.0)% for the six months ended August 1, 2020. The unconventional effective tax rate for the six months ended July 31, 2021 is primarily due to the increase in the amount of non-deductible items associated with share-based compensation, relative to loss before provision for income taxes for the six months ended July 31, 2021. The increase in the amount of non-deductible items associated with share-based compensation during the six months ended July 31, 2021 was driven by a $111.4 million remeasurement adjustment related to the increase in the value of the incentive units as indicated by the Torrid Holding LLC equity value as of June 30, 2021, following the pricing of our IPO.
Liquidity and Capital Resources
General
Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our Existing ABL Facility, as amended. Our primary cash needs are for merchandise inventories, payroll, rent for our stores, headquarters and distribution center, capital expenditures associated with opening new stores and updating existing stores, logistics and information technology. We also need cash to fund our interest and principal payments on the New Term Loan Credit Agreement. Additional future liquidity needs will include funding the costs of operating as a public company. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities. We believe that cash generated from operations and the availability of borrowings under our Existing ABL Facility, as amended, or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our Existing ABL Facility, as amended, or otherwise to enable us to service our indebtedness, or to make capital expenditures in the future. Our future operating performance and our ability to service or extend our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
Cash Flow Analysis
A summary of operating, investing and financing activities are shown in the following table (dollars in thousands):

	Six Months Ended
	August 1, 2020	July 31, 2021
Net cash provided by operating activities	$61,440	$106,478
Net cash used in investing activities	(8,166)	(5,891)
Net cash used in financing activities	(3,900)	(172,954)

Net Cash Provided By Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization and share-based compensation, the effect of working capital changes, taxes paid and lease incentives received from landlords.
Net cash provided by operating activities during the six months ended July 31, 2021 was $106.5 million compared to $61.4 million during the six months ended August 1, 2020. The increase in cash provided by operating activities during the six months ended July 31, 2021 was primarily as a result of the add back of $154.8 million of share-based compensation expense to net cash provided by operating activities as a non-cash adjustment, compared to the six months ended August 1, 2020 in which $32.7 million of share-based compensation expense was deducted from net cash provided by operating activities. The increase in share-based compensation expense during the six months ended July 31, 2021, was due to an increase in Torrid Holding LLC’s equity value combined with share-based compensation pursuant to the 2021 LTIP adopted on June 22, 2021. The increase in cash provided by operating activities during the six months ended July 31, 2021 as compared to the six months ended August 1, 2020 was also as a result of an increase in net income and a reduction in inventory purchases during the six months ended July 31, 2021 as compared to the six months ended August 1, 2020. The increase in cash provided by operating activities was partially offset by increases in prepaid income taxes and income taxes receivable due to the increase in the amount of non-deductible items associated with share-based compensation relative to income before benefit from income taxes for the six months ended July 31, 2021, and decreases in accounts payable and operating lease liabilities.
Net Cash Used In Investing Activities
Typical investing activities consist primarily of capital expenditures for growth (new store openings, relocations and major remodels), store maintenance (minor store remodels and investments in store fixtures), and infrastructure to support the business related primarily to information technology, our headquarters facility and our West Jefferson, Ohio distribution center.
Net cash flows used in investing activities during the six months ended July 31, 2021 was $5.9 million compared to $8.2 million during the six months ended August 1, 2020. The decrease in cash used in investing activities was primarily as a result of a decrease in purchases of property and equipment related to investments in our West Jefferson, Ohio distribution center.
Net Cash Used In Financing Activities
Financing activities consist primarily of borrowings and repayments related to our Existing ABL Facility, as amended, borrowings and repayments related to the Amended Term Loan Credit Agreement and New Term Loan Credit Agreement and fees and expenses paid in connection with entry into our Existing ABL Facility, as amended, and New Term Loan Credit Agreement and from the repayment and termination of the Amended Term Loan Credit Agreement.
Net cash used financing activities during the six months ended July 31, 2021 was $173.0 million compared to $3.9 million during the six months ended August 1, 2020. The increase in net cash used in financing activities is primarily as a result of the following activities during the six months ended July 31, 2021: (i) $300.0 million distribution to Torrid Holding LLC, (ii) principal payments on the Amended Term Loan Credit agreement of $210.7 million, (iii) $2.1 million prepayment penalty related to the Amended Term Loan Credit Agreement and (iv) $0.7 million of deferred financing costs related to the 3rd Amendment to the Existing ABL Facility, as amended, partially offset by proceeds from the New Term Loan Credit Agreement of $340.5 million, net of OID and deferred financing costs.
Debt Financing Arrangements
As of July 31, 2021, we had $340.7 million of outstanding indebtedness, net of unamortized original issue discount and debt financing costs, consisting of term loans under the New Term Loan Credit Agreement. On June 14, 2021, we entered into a term loan credit agreement which provided for a new $350.0 million senior secured seven-year term loan facility in an initial aggregate amount of $350.0 million and used borrowings thereunder to, among other things, repay and terminate the Amended Term Loan Credit Agreement. Please refer to "Note 12—Debt Financing Arrangements" for further discussion regarding our indebtedness.

Critical Accounting Policies and Significant Estimates
Our discussion of results of operations and financial condition is based upon the condensed consolidated financial statements included elsewhere in this Form 10-Q, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and certain assumptions about future events that affect the classification and amounts reported in our condensed consolidated financial statements and accompanying notes, including revenue and expenses, assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on our historical results as well as management’s judgment. Although management believes the judgment applied in preparing estimates is reasonable based on circumstances and information known at the time, actual results could vary materially from estimates based on assumptions used in the preparation of our condensed consolidated financial statements.
The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our condensed consolidated financial statements and to the understanding of our reported financial results include those made in connection with revenue recognition, including accounting for gift card breakage, estimated merchandise returns and loyalty program expenses; estimating the value of inventory; determining operating lease liabilities; and estimating share-based compensation expense. Management evaluates its policies and assumptions on an ongoing basis. Our significant accounting policies related to these accounts in the preparation of our condensed consolidated financial statements are described below (see Note 2 to our audited consolidated financial statements included in our Registration Statement on Form S-1/A filed with the SEC on June 30, 2021 for additional information regarding our critical accounting policies).
Revenue Recognition
Under ASU 2014-09, Revenue from Contracts with Customers, and related amendments (“ASC 606”), we recognize revenue when our performance obligations under the terms of a contract or an implied arrangement with a customer are satisfied, which is when the merchandise is transferred to the customer and the customer obtains control of it. The amount of revenue we recognize reflects the total consideration we expect to receive for the merchandise, which is the transaction price. For arrangements that contain multiple performance obligations, we allocate the transaction price to each performance obligation on a relative stand-alone selling price basis.
At our retail store locations, we satisfy our performance obligation and recognize revenue at the point in time when a customer takes possession of the merchandise and tenders payment at the point-of-sale register. For e-Commerce sales shipped to a customer from our distribution center, or from a retail store location (ship from store), we satisfy our performance obligation and recognize revenue upon shipment, which is the point in time we believe the customer obtains control of the merchandise after payment has been tendered. Income we receive from customers for shipping and handling is recognized as a component of revenue upon shipment of merchandise to the customer. We satisfy our performance obligation and recognize revenue from e-Commerce sales shipped to a retail store location from our distribution center, or fulfilled from merchandise already located at a retail store location (buy-online-pickup-in-store), at the point in time when the customer retrieves the merchandise from within the retail store location or at a retail store curbside.
We are required to estimate certain amounts included in a contract or an implied arrangement with a customer which add variability to the transaction price. Under certain conditions, we are obligated to accept customer returns for most of our merchandise. Sales returns reduce the revenue we expect to receive for merchandise and therefore add variability to the transaction price. Based on historical return pattern experience, we reasonably estimate the amount of merchandise expected to be returned and exclude it from revenue. We record a reserve for merchandise returns at the time revenue is recognized based on prior returns experience and expected future returns in accordance with our return policy and discretionary returns practices. We monitor our returns experience and resulting reserves on an ongoing basis and we believe our estimates are reasonable. We do not believe there is a reasonable likelihood that there will be a material change in the assumptions used to calculate the allowance for sales returns. However, if actual sales returns are significantly different than the estimated allowance, our results of operations could be materially affected.
We satisfy our performance obligation and recognize revenue from gift cards and store merchandise credits at the point in time when the customer presents the gift cards and store merchandise credits for redemption. Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by us for which a liability was recorded in prior periods. We recognize estimated gift card breakage over time as a component of net sales in proportion to the pattern of rights exercised by the customer as reflected in actual gift card redemption patterns over the period. Based upon historical experience, we estimate the value of outstanding gift cards that will ultimately not be redeemed (breakage) nor escheated under statutory unclaimed property laws. This amount is recognized as revenue over the time pattern established by our historical gift card redemption experience. We monitor our gift card redemption experience and associated accounting on an ongoing basis. Our historical experience has not varied significantly from amounts historically recorded and we believe our assumptions are reasonable. While customer redemption patterns result in estimated gift card breakage, changes in our customers’ behavior could impact the amount that ultimately is unused and could affect the amount recognized as a component of net sales.

If a customer earns loyalty program points in connection with the sales transactions described above, then we have a remaining performance obligation and cannot recognize all the revenue. A portion of the revenue is allocated to the loyalty program points earned during the transaction. We satisfy our performance obligation and recognize revenue allocated to these loyalty program points and the resulting awards at the point in time when the awards are redeemed for merchandise, when we determine that they will not be redeemed, or when the awards and points expire. Under our loyalty program, customers accumulate points based on purchase activity and qualifying non-purchase activity. Upon reaching a certain point level, customers can earn awards that may only be redeemed for merchandise. Unredeemed points typically expire after 13 months without additional purchase activity and qualifying non-purchase activity. Unredeemed awards typically expire 45 days after issuance. We use historical redemption rates to estimate the value of future award redemptions and we recognize the estimated value of these future awards as a reduction of revenue in the condensed consolidated statements of operations and comprehensive income in the period the points are earned by the customer.
Inventory
Inventory consists of finished goods merchandise held for sale to our customers. Inventory is valued at the lower of moving average cost or net realizable value.
In the normal course of business, we record inventory reserves based on past and projected sales performance, as well as the inventory on hand. We make certain assumptions regarding net realizable value in order to assess whether our inventory is recorded properly at the lower of cost or net realizable value. These assumptions are based on both historical average selling price experience, current selling price information and estimated future selling price information. The carrying value of inventory is reduced to estimated net realizable value when factors indicate that merchandise will not be sold on terms sufficient to recover its cost.
We monitor inventory levels, sales trends and sales forecasts to estimate and record reserves for excess, slow-moving and obsolete inventory. Accordingly, estimates of future sales prices requires management judgment based on historical experience, assessment of current conditions and assumptions about future transactions. In addition, we conduct physical inventory counts to determine and record actual shrinkage. Estimates for shrinkage are recorded between physical counts, based on actual shrinkage experience. Actual shrinkage can vary from these estimates. We believe our assumptions are reasonable, and we monitor actual results to adjust estimates and inventory balances on an ongoing basis.
Leases
We consider an agreement to be or contain a lease if it conveys us with the right to control the use of an identified asset for a period of time in exchange for consideration. Based on these criteria, we have operating lease agreements for our retail stores, distribution center and headquarter office space; and vehicles and equipment; under primarily non-cancelable leases with terms ranging from approximately two to seventeen years.
Certain of our operating lease agreements contain one or more options to extend the leases at our sole discretion. However, the periods covered by the options to extend the leases of our retail stores, vehicles and equipment are not recognized as part of the associated ROU assets and lease liabilities, as we are not reasonably certain to exercise the options. The periods covered by the options to extend the leases of our distribution center and headquarter office space are recognized as part of the associated ROU assets and lease liabilities, as we are reasonably certain to exercise the options. Some of our operating lease agreements contain options to terminate the lease under certain conditions.
The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or a percentage of annual store net sales volume. Certain leases provide for increasing minimum annual rental amounts. We consider rents based upon a percentage of annual store net sales volume, and other rent-related payments that generally vary because of changes in facts and circumstances (other than due to the passage of time), to be variable lease payments. Variable lease payments associated with retail space leases are recognized as occupancy costs within cost of goods sold in the condensed consolidated statements of operations and comprehensive income in the period in which the obligation for those payments is incurred. We generally consider all other lease payments to be fixed in nature and the sum of all the discounted remaining fixed payments in the lease terms make up the lease liabilities in our condensed consolidated balance sheet (if the lease terms are longer than 12 months).
We discount the fixed lease payments that make up the lease liabilities using an incremental borrowing rate (“IBR”), as the rates implicit in our leases are not readily determinable. The IBR is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The determination of the incremental borrowing rate incorporates various assumptions including the financial scale, leverage and coverage measures that indicate our financial flexibility and long-term viability. These measures utilize credit ratings that are assigned scores which, when weighted based on certain quantitative factors, indicate overall credit score. An IBR for each lease term is determined based on the credit score. All scores, credit ratings and corresponding IBRs are highly subjective.
We choose not to separate nonlease components (such as common area maintenance charges and heating, ventilation and air conditioning charges), from lease components (such as fixed minimum rent payments), and instead account for each separate lease component and the nonlease components associated with that lease component as a single lease component. We do not apply ASU 2016-02, Leases, and all related guidance (“ASC 842”) requirements to leases that have lease terms of 12 months or less upon commencement, and instead recognize short-term lease payments, if applicable, in the condensed consolidated statements of operations and comprehensive income on a straight-line basis over the lease term.
In response to the COVID-19 pandemic, the FASB issued interpretive guidance in April 2020, which provides entities the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease terms. We elected this option; accordingly, we do not remeasure the lease liabilities or record a change to the ROU assets for any concessions we receive for our retail store leases. Rather, deferred lease payments are recorded to operating lease liabilities until paid and lease concessions are recorded in the period they are negotiated or when the lower lease expense is paid.
Share-Based Compensation
Prior to the IPO, Torrid Holding LLC issued 13,660,000 Class A, Class B, Class C, Class D, Class E, Class F, Class G, Class H and Class J Torrid incentive units, in the aggregate, net of forfeitures, to certain members of our management. These incentive units were intended to constitute profits interests.
We recognized the impact of share-based compensation associated with incentive units issued by Torrid Holding LLC in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. The share-based compensation expense and related capital contribution are reflected in our condensed consolidated financial statements as these awards were deemed to be for our benefit. The intent of the incentive units was to provide profit-sharing opportunities to management rather than equity ownership in our then parent, Torrid Holding LLC. The incentive units did not have any voting or distribution rights and contained a repurchase feature, whereby upon termination, Torrid Holding LLC had the right to purchase from former employees any or all of the vested incentive units at fair value. In addition, although the fair value of the incentive units was determined through an option pricing methodology that utilized the possible equity values of Torrid Holding LLC, the settlement amounts and method of settlement of the incentive units were at the discretion of the Board. Based on these aforementioned features and characteristics, we determined that the incentive units were in-substance liabilities accounted for as liability instruments in accordance with ASC 710, Compensation. The incentive units were remeasured based on the fair value of the awards at the end of each reporting period. We recorded the expense associated with changes in the fair value of these incentive units as a capital contribution from our former parent, Torrid Holding LLC, as our former parent is the legal obligor for the incentive units.
The incentive units were valued utilizing a CCA methodology based on a Black-Scholes OPM. Under the OPM, each class of incentive units was modeled as a call option with a unique claim on the assets of Torrid Holding LLC. The characteristics of each class of incentive units determined the uniqueness of the claim on the assets of Torrid Holding LLC. The OPM used to value the incentive units incorporated various assumptions, including the time to liquidity event, equity volatility and risk-free interest rate of return. Equity volatility was based on the historical volatilities of comparable publicly traded companies for the time horizon equal to the time to the anticipated liquidity event; and the risk-free interest rate was for a term corresponding to the time to liquidity event. The assumptions underlying the valuation of the incentive units represented our best estimates, which involved inherent uncertainties and the application of our judgement. The most recent remeasurement of the fair value of the incentive units utilizing the CCA methodology was performed as of May 1, 2021.
Stock options are valued utilizing a Black-Scholes OPM. The OPM used to value the stock options incorporates various assumptions, including dividend yield, expected volatility, risk-free interest rate and expected term of the stock options. The expected volatility is estimated based on the historical volatility of a select peer group of similar publicly traded companies for a term that is consistent with the expected term of the stock options. The risk-free interest rates are based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected term of the stock options. The expected term of the stock options represents the estimated period of time until exercise and is calculated using the simplified method.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our Existing ABL Facility, as amended, and New Term Loan Credit Agreement, which bear interest at a variable rate equal to LIBOR plus an applicable margin. On June 14, 2021, we entered into the New Term Loan Credit Agreement and used borrowings thereunder to, among other things, repay and terminate the Amended Term Loan Credit Agreement. Prior to June 14, 2021 we were subject to interest rate risk in connection with borrowings under the Amended Term Loan Credit Agreement, which bore interest at a variable rate equal to LIBOR plus an applicable margin. As of July 31, 2021, we had $340.7 million of outstanding variable rate loans under the New Term Loan Credit Agreement and no outstanding variable rate borrowings under the Existing ABL Facility, as amended. An increase or decrease of 1% in the variable rates on the amount outstanding under the New Term Loan Credit Agreement will increase or decrease our annual interest expense by approximately $3.5 million.
Foreign Exchange Risk
The reporting currency for our condensed consolidated financial statements is U.S. dollars. To date, net sales generated outside of the United States have not been significant. As a result, we have not been impacted materially by changes in exchange rates and do not expect to be impacted materially for the foreseeable future. However, as our net sales generated outside of the United States increase, our results of operations could be adversely impacted by changes in exchange rates. For example, if we recognize international sales in local foreign currencies (as we currently do in Canada), as the U.S. dollar strengthens it would have a negative impact on our international results upon translation of those results into U.S. dollars during consolidation. We also purchase a significant quantity of merchandise from foreign countries. However, these purchases are made in U.S. dollar-denominated purchase contracts. We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial. We cannot assure you our business will not be affected in the future by inflation.
Internal Control Over Financial Reporting
In connection with the audits of our consolidated financial statements as of and for the years ended January 30, 2016, January 28, 2017 and February 3, 2018, we identified material weaknesses in our internal control over financial reporting, one of which remains unremediated as of July 31, 2021. See the section titled “Risk Factors—Risks Related to Ownership of Our Common Stock—If we are unable to design, implement and maintain effective internal controls in accordance with Section 404 of Sarbanes-Oxley, we may not be able to report our financial results in a timely and reliable manner, which could have a material adverse effect on our business and stock price. We have identified material weaknesses in our internal control over financial reporting.”

Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, as a result of the previously identified material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2021, to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Previously Identified Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We previously disclosed in our Form S-1 registration statement, as amended, the following material weakness, which still existed as of July 31, 2021. We did not design and maintain controls related to the accuracy and presentation of our share-based compensation expense and the corresponding capital contribution from Torrid Holding LLC. The material weakness relates to share-based compensation associated with incentive units that were accounted for as liability instruments and remeasured at the end of each reporting period. Upon completion of the IPO, these incentive units were replaced with restricted stock, RSUs and stock options that do not typically require remeasurement at the end of each reporting period. This material weakness resulted in a revision and restatement of previously issued annual and interim consolidated financial statements for the years ended January 30, 2016 and February 3, 2018 and could have resulted in misstatements to our consolidated financial statements or disclosures that would have resulted in a material misstatement to our annual or interim consolidated financial statements that would not have been prevented or detected on a timely basis.
Notwithstanding such material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our condensed consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, and in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.
Remediation Plan for Material Weakness
To remediate this material weakness, we will continue to design and implement new and enhance existing share-based compensation controls to specifically address the accuracy and disclosure of share-based compensation expense recorded for awards granted under our 2021 LTIP.
Actions Taken During the Current Quarter
During the three-months ended July 31, 2021, we performed a walkthrough of our stock-based compensation process to identify likely sources of potential misstatement. We then completed a gap analysis to identify where existing controls need to be redesigned or where new controls need to be implemented to address the identified risks.
Status of Remediation Efforts
We believe the measures described above will facilitate the remediation of the material weakness we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. This material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
There were no changes during the fiscal quarter ended July 31, 2021, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, financial condition, operating results or cash flows. We establish reserves for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable.

Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the financial and other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations”, before you decide to purchase, hold or sell shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and cash flows could be materially and adversely affected. As a result, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock.
Summary Risk Factors
The following is a summary of some of the material risks and uncertainties that could adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below:
•the effect of the COVID-19 pandemic on our operations and financial performance;
•our inability or failure to identify or respond to new trends;
•our inability to maintain and enhance our brand and attract sufficient numbers of customers to our stores or sell sufficient quantities of our products;
•increased competition from other brands or retailers and our ability to obtain favorable store locations.
•our dependency or reliance on third parties for different services, such as customer driving, product sourcing, manufacture and transportation;
•our failure to successfully adapt to consumer shopping preferences and develop and maintain a relevant and reliable omni-channel experience for our customers;
•our failure to find store employees that reflect our brand image and embody our culture;
•our failure to effectively utilize information systems and implement new technologies or misuse or unauthorized use of these systems and technologies;
•price volatility and lack of availability of raw materials to manufacture our products and impact on transportation and labor costs;
•our sourcing a significant amount of our products from China;
•the interruption of the flow of merchandise from international manufacturers, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports;
•potential liability arising from payment-related risks, litigation or regulatory proceedings;
•changes in laws and regulations, including, among others, privacy, data protection, advertising, customer protection, environmental and tax regulations;
•government or consumer concerns about product safety that could result in regulatory actions, recalls or changes to laws;
•our inability to protect our trademarks or other intellectual property rights;
•our substantial indebtedness and lease obligations;
•our dependency on key members of our executive management team; and

•war, terrorism and other catastrophes.
Risks Related to Our Business
Our operations and financial performance have been affected by, and may continue to be affected by, the COVID-19 pandemic.
The spread of COVID-19 has disrupted, and continues to significantly disrupt, local, regional, and global economies and businesses in the countries in which we operate, as well as adversely affected workforces, customers, consumer sentiment, economies and financial markets, and has impacted our financial results. We have had to close stores, limit store hours, limit the number of people in store and follow strict sanitation and social distancing measures to comply with government restrictions. We also temporarily closed our headquarters, required our employees and contractors to work remotely, and implemented travel restrictions. The operations of our suppliers, manufactures and customers have likewise been altered.
Since apparel retail stores were generally deemed “non-essential” by most federal, state, provincial and local government authorities in North America, all of our stores had to remain closed for 58 days in 2020, with more than 50% of the fleet closed for 81 days. Additionally, all of our stores were affected by capacity restrictions and reduced hours of operation for the balance of 2020. Stores in more restrictive states, such as California, experienced extended periods of complete closure and opened only for curbside services for most of the third and fourth fiscal quarters. Even when our stores opened, we experienced reduced customer traffic and net sales volume due to changes in consumer behavior as individuals decreased discretionary retail spending and practiced social distancing and other behavioral changes mandated by governmental authorities or independently undertaken out of an abundance of caution. In many of the states in which we operate, the COVID-19 pandemic has resulted in an acute economic downturn and significantly increased unemployment. A sustained decline in the sales and operating results of our omni-channel sales as a result of the ongoing COVID-19 pandemic, the acute economic downturn resulting therefrom or continued weak economic conditions could, in turn, materially and adversely affect the profitability of our operations.
The COVID-19 outbreak, including the recent spread of the highly transmissible Delta variant, has the potential to cause a disruption in our supply chain and may adversely impact economic conditions in North America, Europe, China and elsewhere. These and other disruptions, as well as poor economic conditions generally, may lead to a decline in the sales and operating results of our omni-channel sales. In addition, the continuation of the global outbreak of coronavirus may adversely affect the economies and financial markets of many countries and could result in a sustained reduction in the demand for our products. A decline in the sales and operating results of our products could in turn materially and adversely affect our ability to pursue our growth strategy. Each of these results would reduce our future sales and profit margins, which in turn could materially and adversely affect our business and results of operations.
Further, since many of our personnel are working remotely as a result of the COVID-19 pandemic, it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees' ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as increase our exposure to potential wage and hour issues.
The extent to which the COVID-19 pandemic impacts us will depend on future developments, including the duration, spread and severity of the pandemic, the extent and severity of additional outbreaks, the effectiveness or duration of mitigation measures, including vaccination efforts, intended to contain the spread of COVID-19 or prevent future outbreaks, and the effect of these developments on overall demand in the retail sector, all of which are highly uncertain and difficult to accurately predict. The recent spread of the Delta variant of COVID-19, which appears to be more transmissible than other variants to date, may extend the impact of COVID-19 on our business. The impact of the Delta variant, or any other variant that may arise, cannot be predicted at this time and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines, any new measures that may be introduced by governments or other parties in response to an increase in COVID-19 cases. For instance, we remain subject to the risk that federal, state, provincial and local government authorities may re-institute restrictions based upon local surges and new waves of infection, including those caused by the Delta variant.
To the extent the COVID-19 pandemic adversely affects our business, financial condition, results of operations, cash flows and prospects, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Our business is sensitive to consumer spending and general economic conditions, and an economic slowdown could adversely affect our financial performance.
Consumer purchases of discretionary items, including our products, generally decline during recessionary periods and other periods where disposable income is adversely affected. Our performance is subject to factors that affect domestic and worldwide economic conditions, particularly those that affect our target demographic. These factors may include unemployment rates, levels of consumer and student debt, the availability of consumer credit, healthcare costs, reductions in net worth, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, inflation, consumer confidence, the value of the United States dollar versus foreign currencies and other macroeconomic factors, such as the economic disruption caused by the COVID-19 pandemic. Deterioration in economic conditions or increasing unemployment levels may reduce the level of consumer spending and inhibit consumers’ use of credit, which may adversely affect our net sales and profits. In recessionary periods, we may have to increase the number of promotional sales or otherwise dispose of inventory for which we have previously paid to manufacture, which could adversely affect our profitability in those periods. Weakened economic conditions and a slowdown in the economy could also adversely affect shopping center traffic and new shopping center development, which could materially adversely affect us, even though we are a destination for our customers.
In addition, a weakened economic environment or recessionary period may exacerbate some of the risks noted below, including consumer demand, strain on available resources, store growth, decreases in mall traffic, brand reputation, our ability to develop and maintain a reliable omni-channel customer experience, our ability to execute our growth initiatives, interruption of the production and flow of merchandise from key vendors, foreign exchange rate fluctuations and leasing substantial amounts of space. The same risks could be exacerbated individually or collectively.
Our business is dependent upon our ability to identify and respond to changes in customer preferences and other related factors. Our inability to identify or respond to these new trends may lead to inventory markdowns and write-offs, which could adversely affect our business and our brand image.
Our target market of 25 to 40 year old plus-size women has stylistic preferences that cannot be predicted with certainty and are subject to change. Our success depends in large part upon our ability to effectively identify and respond to changing product trends and consumer demands among this segment, and to translate market trends into appropriate, salable product offerings. Our failure to identify and react appropriately to new and changing product trends or tastes, to accurately forecast demand for certain product offerings or an overall decrease in the demand for plus-size products could lead to, among other things, excess or insufficient amounts of inventory, markdowns and write-offs, which could materially adversely affect our business and our brand image. Because our success depends significantly on our brand image among our target segment, damage to our brand image as a result of our failure to identify and respond to changing product trends could have a material negative impact on our business. Additionally, as a direct-to-consumer brand focusing on young, plus-size women, we may not effectively identify product trends that appeal to our target segment or successfully adapt product trends prevailing in the market more broadly to this target segment. While we believe we have a flexible supply chain, we often enter into agreements for the manufacture and purchase of merchandise well ahead of the season in which that merchandise will be sold. Therefore we are vulnerable to changes in consumer preference and demand between the time we design and order our merchandise and the season in which this merchandise will be sold. Inventory levels for certain merchandise styles may exceed planned levels, leading to higher markdowns to sell through excess inventory and, therefore, lower than planned margins. Conversely, if we underestimate consumer demand for our merchandise, or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may negatively impact customer relationships, diminish brand loyalty and result in lost sales.
There can be no assurance that our new product offerings will have the same level of acceptance as our product offerings in the past or that we will be able to adequately and timely respond to the preferences of our customers. The failure of our product offerings to appeal to our customers could have a material adverse effect on our business, results of operations and financial condition.
Our business depends in part on a strong brand image, and if we are not able to maintain and enhance our brand, particularly among our target segment and in new markets where we have limited brand recognition, we may be unable to attract sufficient numbers of customers to our stores or sell sufficient quantities of our products.
Our ability to maintain our reputation is critical to our brand image. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to maintain high ethical, social and environmental standards for all of our operations and activities, including those of our third-party manufacturers (if they do not, for instance, adhere to our vendor code of conduct), or adverse publicity regarding our responses to these concerns could also jeopardize our reputation. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these reasons could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation.
We could face increased competition from other brands or retailers that could adversely affect our ability to generate higher net sales and margins, as well as our ability to obtain favorable store locations.
We face substantial competition in the plus-size women’s apparel industry from both specialty and general retailers, including department stores, mass merchants, regional retail chains, web-based stores and other direct retailers that engage in the retail sale of apparel, accessories, footwear and other similar product categories. We compete with these businesses for customers, vendors, digital marketing channels, suitable store locations and personnel. We compete on the basis of a combination of factors, including among others, our knowledge of and focus on our target segment, price, breadth, quality, fit and style of merchandise offered, in-store experience, level of customer service, ability to identify and offer new and emerging product trends and brand image.
Many of our competitors have greater financial, marketing and other resources available. In many cases, our competitors sell their products in stores that are located in the same shopping centers as our stores. In addition to competing for sales, we compete for favorable site locations and lease terms in malls, strip centers, lifestyle centers and outlet centers and our competitors may be able to secure more favorable locations than we can as a result of their relationships with, or appeal to, landlords. Our competitors may also sell substantially similar products at reduced prices online or through outlet locations or discount stores, increasing the competitive pricing pressure for those products.
We also compete with other retailers for personnel. The competition for retail talent is increasing, and we may not be able to secure the talent we need to operate our stores without increasing wages. We cannot assure you that we will continue to be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on us.
We rely on third parties to drive traffic to our website, and these providers may change their algorithms or pricing in ways that could negatively impact our business, operations, financial condition and prospects.
We rely in part on digital advertising, including search engine marketing, to promote awareness of our online marketplace, grow our business, attract new customers and increase engagement with existing customers. In particular, we rely on search engines, such as Google, and the major mobile app stores as important marketing channels. Search engine companies change their search algorithms periodically, and our ranking in searches may be adversely impacted by those changes. Search engine companies or app stores may also determine that we are not in compliance with their guidelines and penalize us as a result. If search engines change their algorithms, terms of service, display or the featuring of search results, determine we are out of compliance with their terms of service or if competition increases for advertisements, we may be unable to cost-effectively attract customers. Our relationships with our marketing vendors are not long term in nature and do not require any specific performance commitments. In addition, many of our online advertising vendors provide advertising services to other companies, including companies with whom we may compete. As competition for online advertising has increased, the cost for some of these services has also increased. Our marketing initiatives may become increasingly expensive and generating a return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, such increase may not offset the additional marketing expenses we incur.
Our ability to attract customers to our physical stores that are located in shopping centers depends on the success of these shopping centers, and any decrease in customer traffic in these shopping centers could cause our net sales and profitability to be less than expected.
Our stores are primarily located in shopping centers, and some of these shopping centers have been experiencing declines in customer traffic, including as a result of the COVID-19 pandemic. While we believe we are a destination for our customers, our sales at these stores are impacted by the volume of customer traffic in those shopping centers and the surrounding area. In centers that may experience declining customer traffic, certain of our expenses are contractually fixed and our ability to reduce these expenses if we were to experience sales declines is limited in the near term. To mitigate this potential risk, we have negotiated termination provisions in a majority of our store leases that allow us to terminate the lease if store sales fall below certain thresholds or if certain co-tenancy requirements are not met. However, these provisions may not be adequate to protect our results of operations if our sales were to decline.

Our stores benefit from the ability of a shopping center’s other tenants, particularly anchor stores, such as department stores, to generate consumer traffic in the vicinity of our stores and maintain the overall popularity of the shopping center as a shopping destination. Our net sales volume and traffic generally may be adversely affected by, among other things, a decrease in popularity of the shopping centers in which our stores are located, the closing of anchor stores important to our business, a decline in the popularity of other stores in the shopping centers in which our stores are located, changing economic conditions and/or demographic patterns (including any increases in purchases of merchandise online as opposed to in-store), or a deterioration in the financial condition of shopping center operators or developers which could, for example, limit their ability to finance tenant improvements for us and other retailers. A reduction in customer traffic as a result of these or any other factors, or our inability to obtain or maintain favorable store locations within shopping centers could have a material adverse effect on us.
If we are unable to successfully adapt to consumer shopping preferences and develop and maintain a relevant and reliable omni-channel experience for our customers, our financial performance and brand image could be adversely affected.
We are continuing to grow our omni-channel business model. While we interact with many of our customers largely through our stores, our customers are increasingly using computers, tablets and smartphones to make purchases online and to help them in making purchasing decisions when in our stores. Our customers also engage with us online through our social media channels, including Facebook, Instagram, Pinterest and Twitter, by providing feedback and public commentary about all aspects of our business. Omni-channel retailing is rapidly evolving and our success depends on our ability to anticipate and implement innovations in customer experience and logistics in order to appeal to customers who increasingly rely on multiple channels to meet their shopping needs. If for any reason we are unable to implement our omni-channel initiatives or provide a convenient and consistent experience for our customers across all channels that provides the products they want, when and where they want them, then our financial performance and brand image could be adversely affected.
Our growth strategy is dependent on a number of factors, any of which could strain our resources or delay or prevent the successful penetration into new markets.
Our growth strategy is dependent on a number of factors, including growing our number of active customers and the spend per customer. Additional factors required for the successful implementation of our growth strategy include, but are not limited to, opening new stores and remodeling existing ones, continuing to operate an effective e-Commerce platform and implementing initiatives to improve our existing operations, obtaining desirable store locations, negotiating acceptable leases, completing projects on budget, supplying proper levels of merchandise and successfully hiring and training store managers and sales associates. In order to optimize profitability for new stores, we must secure desirable retail lease space when opening stores in new and existing markets. We must choose store sites, execute favorable real estate transactions on terms that are acceptable to us, hire competent personnel and effectively open and operate these new stores. We historically have received landlord allowances for store build outs, which offset certain capital expenditures we must make to open a new store. If landlord allowances cease to be available to us in the future or are decreased, opening new stores would require increased capital outlays, which could adversely affect our ability to continue opening new stores.
While we believe the opportunity exists to open a substantial number of stores without competing with our existing units, to the extent we open new stores in markets where we have existing stores, our existing stores in those markets may experience reduced net sales. Moving or expanding store locations and operating stores in new markets present competitive, merchandising and regulatory challenges we do not have experience in or know how to face. Our planned growth will also require additional infrastructure for the development, maintenance and monitoring of those stores. In addition, if our current management systems and information systems are insufficient to support this expansion, our ability to open new stores and to manage our existing stores would be adversely affected. If we fail to continue to improve our infrastructure, we may be unable to implement our growth strategy or maintain current levels of operating performance in our existing stores.
Our growth plans will place increased demands on our financial, operational, managerial and administrative resources. These increased demands may cause us to operate our business less efficiently, which in turn could cause deterioration in the performance of our existing stores.
Executing our growth plans and achieving our objectives is dependent upon our ability to successfully execute against such plans and objectives. There can be no guarantee that these plans or objectives will result in improved operating results or an increase in the value of the business.

We have, and will continue to have, significant lease obligations. We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs and the need to generate cash flow to meet our lease obligations.
We have, and will continue to have, significant lease obligations. We lease all of our store locations and our corporate headquarters. We typically occupy our stores under operating leases with initial terms of up to ten years. In the future, we may not be able to negotiate favorable lease terms. Our inability to do so may cause our occupancy costs to be higher in future years or may force us to close stores in desirable locations.
A majority of our leases have early termination clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods or if the center does not meet specified occupancy standards. In addition to future minimum lease payments, some of our store leases provide for additional rental payments based on a percentage of net sales, or “percentage rent,” if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. As we expand our footprint, our lease expense and our cash outlays for rent under the lease terms will increase.
We depend on cash flow from operations to pay our lease expenses. If our business does not generate sufficient cash flow from operating activities to fund these expenses, we may not be able to service our lease expenses, which could materially harm our business. Furthermore, the significant cash flow required to satisfy our obligations under the leases increases our vulnerability to adverse changes in general economic, industry, and competitive conditions, and could limit our ability to fund working capital, incur indebtedness, and make capital expenditures or other investments in our business.
If an existing or future store is not generating positive contribution, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close could materially adversely affect us.
Our failure to find store employees that reflect our brand image and embody our culture could adversely affect our business.
Our success depends in part upon our ability to attract, motivate and retain a sufficient number of store employees, including store managers, who understand and appreciate our corporate culture and customers, and are able to adequately and effectively represent this culture and establish credibility with our customers. The store employee turnover rate in the retail industry is generally high. Excessive store employee turnover will result in higher employee costs associated with finding, hiring and training new store employees. If we are unable to hire and retain store personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture, understanding of our customers and knowledge of the merchandise we offer, our ability to open new stores may be impaired, the performance of our existing and new stores could be materially adversely affected and our brand image may be negatively impacted. Competition for such qualified individuals could require us to pay higher wages to attract a sufficient number of employees.
Additionally, our labor costs are subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation (including changes in entitlement programs such as health insurance and paid leave programs). Such increase in labor costs may adversely impact our profitability, or if we fail to pay such higher wages we could suffer increased employee turnover.
While we have not historically experienced significant sales seasonality, we may require temporary personnel to adequately staff our stores, with heightened dependence during busy periods such as the holiday season and when multiple new stores are opening. There can be no assurance that we will receive adequate assistance from our temporary personnel, or that there will be sufficient sources of suitable temporary personnel to meet our demand. Any such failure to meet our staffing needs or any material increases in employee turnover rates could have a material adverse effect on our business or results of operations.
We rely on third parties to provide us with certain key services for our business. If any of these third parties fails to perform their obligations to us or declines to provide services to us in the future, we may suffer a disruption to our business. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely basis on terms favorable to us.

We receive certain key services from a range of different third parties, including merchandise vendors, landlords, suppliers and logistics partners. For example, we rely on third parties to provide certain inbound and outbound transportation and delivery services, distribution services, customs and brokerage services and real estate management services. In connection with our sourcing activities, we rely on vendors to help us source products. If any of these third parties fails to perform their obligations to us or declines to provide services to us in the future, we may suffer a disruption to our business or increased costs. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.
Failure to effectively utilize information systems and implement new technologies could disrupt our business or reduce our sales or profitability.
We rely extensively on various information systems, including data centers, hardware and software and applications to manage many aspects of our business, including to process and record transactions in our stores, to enable effective communication systems, to track inventory flow, to manage logistics and to generate performance and financial reports. These various systems are substantially operated by our services provider and we rely on them for efficient and consistent operations of these systems. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems. Our computer systems and the third-party systems we rely on are also subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses, malware, phishing or distributed denial-of-service attacks; security breaches; cyber-attacks; catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes; acts of war or terrorism and design or usage errors by our associates or contractors. Compromises, interruptions or shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations.
From time to time, our systems require modifications and updates, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; and integrating new service providers, and adding enhanced or new functionality. Although we are actively selecting systems and vendors and implementing procedures to enable us to maintain the integrity of our systems when we modify them, there are inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementation of these technology initiatives could reduce the efficiency of our operations in the short term. In addition, any interruption in the operation of our websites, particularly our e-Commerce site, could cause us to suffer reputational harm or to lose sales if customers are unable to access our site or purchase merchandise from us during such interruption. The efficient operation and successful growth of our business depends upon our information systems. The failure of our information systems and the third-party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business or subject us to liability and thereby harm our profitability.
Unauthorized disclosure of sensitive or confidential information, whether through a breach of our computer system or otherwise, could severely hurt our business.
Some aspects of our business, like that of most direct-to-consumer businesses, involves the receipt, storage and transmission of customers’ personal information, consumer preferences and payment card information, including in relation to our private label credit card, as well as confidential information about our associates, our suppliers and our Company, some of which is entrusted to third-party service providers and vendors. We increasingly rely on commercially available systems, software, tools (including encryption technology) and monitoring to provide security and oversight for processing, transmission, storage and the protection of confidential information. Despite the security measures we have in place, our facilities and systems, and those of third parties with which we do business, may be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events.
Electronic security attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high-profile electronic security breaches leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies. Attempts by computer hackers or other unauthorized third parties to penetrate or otherwise gain access to our computer systems or the systems of third parties with which we do business through fraud or other means of deceit, if successful, may result in the misappropriation of personal information, payment card or check information or confidential business information. Such incidents have been attempted or have occurred in the past and may occur in the future. Hardware, software or applications we utilize may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. In addition, our associates, contractors or third parties with which we do business or to which we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information and may purposefully or inadvertently cause a breach involving such information. Despite advances in security hardware, software, and encryption technologies, the methods and tools used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We are implementing and updating our processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever- evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems, procedures, controls and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data.
An electronic security breach in our systems (or in the systems of third parties with which we do business) that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation and lead to financial losses from remedial actions, loss of business or potential liability, including possible punitive damages. In addition, as the regulatory environment relating to retailers and other companies’ obligation to protect such sensitive data becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could result in additional costs, and a material failure on our part to comply could subject us to fines or other regulatory sanctions and potentially to lawsuits. Further, we could be required to expend significant capital and other resources to address any data security incident or breach, which may not be covered or fully covered by our insurance and which may involve payments for investigations, forensic analyses, legal advice, public relations advice, system repair or replacement, or other services.
Use of social media, emails and text messages may adversely impact our reputation or subject us to fines or other penalties.
We use social media, emails, push notifications and text messages as part of our omni-channel approach to marketing. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to comply with applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential or sensitive personal information of our business, employees, consumers or others. Information concerning us or our brands, whether accurate or not, may be posted on social media platforms at any time, including by social media influencers, and may have an adverse impact on our brand, reputation or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our reputation, business, operating results, financial condition and prospects.
We may recognize impairments on long-lived assets.
Our long-lived assets, primarily stores and intangible assets, are subject to periodic testing for impairment. Store assets are reviewed using factors including, but not limited to, our future operating plans and projected future cash flows. Failure to achieve our future operating plans or generate sufficient levels of cash flow at our stores could result in impairment charges on long-lived assets, which could have a material adverse effect on our financial condition or results of operations.
Risks Related to the Manufacturing, Processing, and Supply of Our Products
We do not own or operate any manufacturing facilities and therefore depend upon third parties for the manufacture of all of our merchandise. The inability of a manufacturer to ship goods on time and to our specifications, or to operate in compliance with our guidelines or any other applicable laws, could negatively impact our business.
We do not own or operate any manufacturing facilities. As a result, we are dependent upon our timely receipt of quality merchandise from third-party manufacturers. If our manufacturers do not ship orders to us in a timely manner or meet our quality standards, it could cause delays in responding to consumer demands or inventory shortages and negatively affect consumer confidence in the quality and value of our brand or negatively impact our competitive position. Any of these factors could have a material adverse effect on our financial condition or results of operations. Furthermore, we are susceptible to increases in sourcing costs, which we may not be able to pass on to customers, and changes in payment terms from manufacturers, which could adversely affect our financial condition and results of operations.
We maintain compliance guidelines for our vendors that dictate various standards, including product quality, manufacturing practices, labor compliance and legal compliance. If any of our manufacturers fail to comply with applicable laws or these guidelines, or engage in any socially unacceptable business practices, such as poor working conditions, child labor, disregard for environmental standards or otherwise, our brand reputation could be negatively impacted and our results of operations could in turn be materially adversely affected.

The raw materials used to manufacture our products and our transportation and labor costs are subject to availability constraints and price volatility, including as a result of climate change related governmental actions, which could result in increased costs.
The raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by high demand for cotton, high demand for petroleum-based synthetic and other fabrics, weather conditions, supply conditions, government regulations, economic climate and other unpredictable factors. In addition, our transportation and labor costs are subject to price volatility caused by many of these same factors. Increases in the demand for, or the price of, raw materials used to manufacture our merchandise or increases in transportation or labor costs could each have a material adverse effect on our cost of sales or our ability to meet our customers’ needs. We may not be able to pass all or a material portion of such increased costs on to our customers, which could negatively impact our profitability. Higher gasoline prices may also affect the willingness of consumers to drive to our stores or the shopping centers where they are located, and thereby adversely affect customer traffic. Continued rises in energy or other commodity costs could adversely affect consumer spending and demand for our products and increase our operating costs, either of which could have a material adverse effect on our financial condition and results of operations.
We are also subject to risks associated with new governmental mandates, standards or regulations intended to reduce greenhouse gas emissions or projected climate change impacts, which have resulted in, and are likely to continue resulting in, increased costs for us and our suppliers. Governmental requirements directed at regulating greenhouse gas emissions could cause us to incur expenses that we cannot recover or that will require us to increase the price of products we sell to the point that it impacts demand for those products.
The interruption of the flow of merchandise from international manufacturers could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports.
We purchase the majority of our merchandise outside of the United States through arrangements with various vendors. Political, social or economic instability in regions where our products are made, could cause disruptions in trade, including exports to the United States. Actions in various countries, particularly China and the United States, have created uncertainty with respect to tariff impacts on the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. Other events that could also cause disruptions to our supply chain include:

•the imposition of additional trade law provisions or regulations;
•the imposition of additional duties, tariffs and other charges on imports and exports, including as a result of the escalating trade war between China and the United States;
•quotas imposed by bilateral textile agreements;
•foreign currency fluctuations;
•natural disasters;
•public health issues and epidemic diseases, their effects (including any disruptions they may cause) or the perception of their effects, such as the ongoing novel coronavirus outbreak originating in China;
•theft;
•restrictions on the transfer of funds;
•the financial instability or bankruptcy of manufacturers; and
•significant labor disputes, such as dock strikes.
We cannot predict whether the countries in which our merchandise is manufactured, or may be manufactured in the future, will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, border taxes, embargoes, safeguards and customs restrictions against apparel items, as well as labor strikes and work stoppages or boycotts, could increase the cost or reduce or delay the supply of apparel available to us and adversely affect our business, financial condition or results of operations. See also “—We source a significant amount of our product receipts from China, which exposes us to risks inherent in doing business there” and “—Changes in tax laws or regulations or in our operations may impact our effective tax rate and may adversely affect our business, financial condition and results of operations.”

We source a significant amount of our product receipts from China, which exposes us to risks inherent in doing business there.
In 2020, we sourced 49% of our products from manufacturing partners in China. Additionally, our manufacturing partners outside of China may source their own raw materials from third parties in other countries, including China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. Our results of operations will be materially and adversely affected if the labor costs of our third-party suppliers and manufacturers increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China.
Sourcing our product receipts from China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to source product receipts from China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to source our product receipts from China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. Also, outbreaks of epidemic, pandemic, or contagious diseases, such as the ongoing COVID-19 outbreak originating in China, may adversely impact our ability to source products from China, including fabrics, or to source them in a timely manner. Such impacts on our sourcing could result from, among other things, disruptions from the temporary closure of third-party supplier and manufacturer facilities, restrictions on the export or shipment of our products or significant cutback of ocean container delivery from China. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected. See also “—The interruption of the flow of merchandise from international manufacturers could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports” and “—Changes in tax laws or regulations or in our operations may impact our effective tax rate and may adversely affect our business, financial condition and results of operations.”
If the distribution facilities servicing our business were to encounter difficulties or if they were to shut down for any reason, we could face shortages of inventory in our stores, delayed shipments to our e-Commerce customers and harm to our reputation. Any of these issues, as well as loss of the use of our corporate offices due to natural disasters, public health issues or otherwise could have a material adverse effect on our business operations.
We operate and are continuing to invest in our own distribution facility in West Jefferson, Ohio. In addition, our omni-channel business model is serviced in part by a distribution facility that is operated by Hot Topic, in City of Industry, California. As of August 2019, we transitioned our e-Commerce fulfillment operations to our facility in West Jefferson, Ohio and as of October 2020, we transitioned our retail fulfillment that was serviced out of Hot Topic’s facility in La Vergne, Tennessee to our facility in West Jefferson, Ohio. We continue to use Hot Topic’s distribution facility located in City of Industry, California, to support a significant portion of our business. The success of our stores depends on their timely receipt of merchandise. The efficient flow of our merchandise requires that our distribution facilities be operated effectively and have adequate capacity to support our current level of operations and any anticipated increased levels that may follow from the growth of our business.
If we encounter difficulties associated with our distribution facilities, including operational difficulties in connection with fully transitioning to our facility in West Jefferson, Ohio, or in our relationship with the third party operating our facilities or our facilities were to shut down for any reason, including as a result of fire or other natural disaster, public health issues (including COVID-19) or work stoppage, we could face shortages of inventory, resulting in “out of stock” conditions in our stores, incur significantly higher costs and longer lead times associated with distributing our products to both our stores and e-Commerce customers and experience dissatisfaction from our customers. Any of these outcomes could have a material adverse effect on our business and harm our reputation.
In addition to our distribution facilities, our corporate offices are also vulnerable to damage from natural disasters, fire, public health issues and other unexpected events which could cause us to experience significant disruption in our business, resulting in lost sales and productivity, and causing us to incur significant costs to repair, any of which could have a material adverse effect on our business.

We rely upon independent third-party transportation providers for substantially all of our product shipments and are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver on a timely basis.
We currently rely upon independent third-party transportation providers for substantially all of our product shipments, including shipments to our distribution centers, to and from all of our stores and to our customers. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather which may impact a shipping company’s ability to provide delivery services that adequately meet our shipping needs. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current independent third-party transportation providers which, in turn, would increase our costs.
Risks Related to Government Regulation and Litigation
Failure to comply with federal and state laws and regulations and industry standards relating to privacy, data protection, advertising and consumer protection, or the expansion of current or the enactment of new laws, regulations or industry standards relating to privacy, data protection, advertising and consumer protection, could adversely affect our business, financial condition, and results of operations.
We rely on a variety of marketing and advertising techniques, including email communications, affiliate partnerships, social media interactions, influencer partnerships, digital marketing, direct mailers and public relations initiatives, and we are subject to various laws, regulations and industry standards that govern such marketing and advertising practices. A variety of federal and state laws and regulations and certain industry standards govern the collection, use, retention, sharing and security of consumer data, particularly in the context of digital marketing which we rely upon to attract new customers.
Laws, regulations and industry standards (including, for example, the Payment Card Industry Data Security Standard, or PCI-DSS) relating to privacy, data protection, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, standards, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities, customers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain data sets. Any such claims, proceedings or actions could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of customers, suppliers or vendors and result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.
Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government has enacted, has considered or is considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and, consequently, materially and adversely affect our business, financial condition, and results of operations.
In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, in 2020, the California Consumer Privacy Act (“CCPA”), came into force and provides new data privacy rights for California consumers and new operational requirements for covered companies. Specifically, the CCPA mandates that covered companies provide new disclosures to California consumers and afford such consumers new data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA, which takes effect on January 1, 2023 and significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. For example, the CCPA has encouraged “copycat” laws and in other states across the country, such as in Virginia, New Hampshire, Illinois and Nebraska. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data.
Foreign privacy laws are also undergoing a period of rapid change, have become more stringent in recent years and may increase the costs and complexity of offering our products and services in new geographies. In Canada, where we operate, the Personal Information Protection and Electronic Documents Act (“PIPEDA”), and various provincial laws require that companies give detailed privacy notices to consumers; obtain consent to use personal information, with limited exceptions; allow individuals to access and correct their personal information; and report certain data breaches. In addition, Canada’s Anti-Spam Legislation (“CASL”), prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with PIPEDA, CASL or provincial privacy or data protection laws could result in significant fines and penalties or possible damage awards.
In addition, the data protection landscape in the European Union (“EU”) and European Economic Area (“EEA”) is continually evolving, resulting in possible significant operational costs for internal compliance and risks to our business. The EU adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, and contains numerous requirements and changes from previously existing EU laws, including extended data subjects’ rights for individuals, consent requirements for certain marketing activities and heavier documentation requirements for data protection compliance programs by companies.
Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Recent legal developments in Europe have created complexity and uncertainty regarding such transfers. For instance, on July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-U.S. Privacy Shield Framework (the “Privacy Shield”) under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield), it made clear that reliance on such clauses alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, including, in particular, applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place; however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and that the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer.
Failure to comply with the GDPR could result in investigations and enforcement by regulators, penalties for noncompliance (including possible fines of up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations), as well as public exposure as a result of negative press coverage. Failure to comply with the GDPR can also result in claims for compensation for financial or non-financial damages under Article 82 of the GDPR and cease and desist claims brought to court by individuals (i.e. customers or website visitors), litigation financiers or plaintiff organizations bundling claims of affected individuals for purposes of mass litigation, consumer protection organizations acting against “unfair competition” and/or competitors.
In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic

Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. Regulators started initiatives to enforce the strict approach in recent guidance, which could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities and may negatively impact our efforts to interact with our customers.
Further, in March 2017, the United Kingdom (“U.K.”) formally notified the European Council of its intention to leave the EU pursuant to Article 50 of the Treaty on European Union (“Brexit”). The U.K. ceased to be an EU Member State on January 31, 2020 but enacted a Data Protection Act substantially implementing the GDPR, effective in May 2018, which was further amended to align more substantially with the GDPR following Brexit. It is unclear how U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the U.K. will be regulated. Some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. Since the expiry of the transitional period following Brexit, we have been required to comply with both the GDPR and the U.K. GDPR, with each regime having the ability to fine up to the greater of €20 million (in the case of the GDPR) or £17.5 million (in the case of the U.K. GDPR) and 4% of total annual revenue. We are therefore exposed to two parallel data privacy regimes in Europe, each of which potentially authorizes significant fines for certain violations.
Further, we are subject to the Payment Card Industry (“PCI”), Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. We rely on vendors to handle PCI matters and to ensure PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI Data Security Standard, based on past, present, and future business practices, which could have an adverse impact on our business and reputation.
Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations. Finally, any actual or perceived failure to comply with these laws could result in a costly investigation or litigation resulting in potentially significant liability and a material and adverse impact on our reputation and business.
We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.
We accept payments using a variety of methods, including cash, checks, credit and debit cards, and gift cards, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly.
For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. As a result, our business and operating results could be adversely affected.

There are claims made against us from time to time that can result in litigation or regulatory proceedings which could distract management from our business activities and result in significant liability.
We face the risk of litigation and other claims against us. Litigation and other claims may arise in the ordinary course of our business and include commercial disputes, employment related claims, including wage and hour claims, intellectual property disputes, such as trademark, copyright and patent infringement disputes, consumer protection and privacy matters, product-related allegations, and premises liability claims. In addition, we could face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, ERISA and disability claims.
Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the United States Equal Employment Opportunity Commission, the Federal Trade Commission or the Consumer Product Safety Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and could require significant management time. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses, legal liability and injunctions against us or restrictions placed upon us, which could disrupt our operations, preclude us from selling products, or otherwise have a material adverse effect on our operations, financial results and our reputation.
In addition, we may be subject to liability if we infringe the trademarks or other intellectual property rights of third parties. If we were to be found liable for any such infringement, we could be required to pay substantial damages and could be subject to injunctions preventing further infringement. Such infringement claims could subject us to boycotts by our customers and harm to our brand image. In addition, any payments we are required to make and any injunctions we are required to comply with as a result of such infringement actions could adversely affect our financial results.
Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or otherwise change the way we do business.
We are subject to numerous laws and regulations, including labor and employment, product safety, customs, truth-in-advertising, consumer protection, privacy and zoning and occupancy laws and ordinances, intellectual property laws and other laws that regulate retailers generally and/or govern the import and export of goods, advertising and promotions, the sale of merchandise, product content and the operation of stores and warehouse facilities. If these regulations were to change or were violated by our management, employees, vendors, buying agents or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.
In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of our business more expensive or require us to change the way we do business. For example, changes in federal and state minimum wage laws could raise the wage requirements for certain of our employees, which would likely cause us to reexamine our entire wage structure for stores. Other laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, work scheduling, supervisory status, leaves of absence, mandated health benefits or overtime pay, could also negatively impact us, such as by increasing compensation and benefits costs for overtime and medical expenses.
Moreover, changes in product safety or other consumer protection laws, environmental laws and other regulations could lead to increased compliance costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws and future compliance costs related to such changes could be material to us. See “—Failure to comply with federal and state laws and regulations and industry standards relating to privacy, data protection, advertising and consumer protection, or the expansion of current or the enactment of new laws, regulations or industry standards relating to privacy, data protection, advertising and consumer protection, could adversely affect our business, financial condition, and results of operations.”
Changes in tax laws or regulations or in our operations may impact our effective tax rate and may adversely affect our business, financial condition and results of operations.
Changes in tax laws or regulations in any of the jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could adversely affect our business, financial condition and operating results. The “Coronavirus Aid, Relief, and Economic Security Act,” or the CARES Act, was signed into law in March 2020 in response to the COVID-19 pandemic. The CARES Act resulted in significant changes to the U.S. federal corporate tax law and provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. Additionally, several state and foreign jurisdictions have enacted additional legislation to conform with federal changes. In December 2020, the “Consolidated Appropriations Act,” or the CAA, was enacted in further response to the COVID-19 pandemic. The CAA revises certain tax measures enacted under the CARES Act, such as the deductibility of certain meal and entertainment expense paid or incurred in 2021 and 2022, and employment retention credit claims. We have considered the applicable tax law changes in our tax provision for 2020 and continue to evaluate the impact of these tax law changes on future periods.
Additionally, recent political developments have introduced greater uncertainty with respect to tax and trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. We source the majority of our merchandise from manufacturers located outside of the U.S., including a significant amount from Asia. China and the United States have each previously imposed tariffs on exports from the other in an escalating trade war. It is unclear whether these challenges and uncertainties will be contained or resolved, and what effects they may have on the global political and economic conditions in the long term. Further major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity. See also “—The interruption of the flow of merchandise from international manufacturers could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports” and “—We source a significant amount of our product receipts from China, which exposes us to risks inherent in doing business there.”
The recent presidential and congressional elections in the United States could also result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting us and our business. For example, the United States government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on us or our business. To the extent that such changes have a negative impact on us or our business, these changes may materially and adversely impact our business, financial condition and results of operations.
Government or consumer concerns about product safety could result in regulatory actions, recalls or changes to laws, which could harm our reputation, increase costs or reduce sales.
We are subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities, and our products could be subject to involuntary recalls and other actions by these authorities. We purchase merchandise from suppliers domestically as well as outside the United States. One or more of our suppliers might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before such merchandise is received by our customers. Issues of product safety could result in a recall of products we sell. Additionally, regulatory authorities, including the Consumer Product Safety Commission, have undertaken reviews of product safety and are in the process of enacting or are considering various proposals for more stringent laws and regulations. In particular, the Consumer Product Safety Improvement Act of 2008 imposes significant requirements on the sale of consumer products and enhanced penalties for noncompliance. Such regulations contain provisions which have uncertain applicability to products we sell, and such lack of certainty may inhibit our willingness to carry products or cause us to carry product we otherwise would not. These regulations could result in delays in getting products to our stores, lost sales, the rejection of our products by consumers, damage to our reputation or material increases in our costs and may have a material adverse effect on our business. Moreover, individuals and organization may assert legal claims for our non-compliance with consumer product rules and regulations, and we may be subject to lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed or fall outside the scope of indemnities provided by third parties or outside the coverages of our insurance policies.
We may be unable to protect our trademarks or other intellectual property rights, which could harm our business.
We rely on certain trademark registrations and common law trademark rights to protect the distinctiveness of our brand. However, there can be no assurance that the actions we have taken to establish and protect our trademarks will be adequate to prevent imitation of our trademarks by others or to prevent others from claiming that sales of our products infringe, dilute or otherwise violate third party trademarks or other proprietary rights that could block sales of our products.

The laws of certain foreign countries may not protect the use of unregistered trademarks to the same extent as do the laws of the United States. As a result, international protection of our brand image may be limited and our right to use our trademarks outside the United States could be impaired. Other persons or entities may have rights to trademarks that contain portions of our marks or may have registered similar or competing marks for apparel and/or accessories in foreign countries in which our vendors source our merchandise. There may also be other prior registrations of trademarks identical or similar to our trademarks in other foreign countries of which we are not aware. Accordingly, it may be possible for others to prevent the manufacture of our branded goods in certain foreign countries or the sale or exportation of our branded goods from certain foreign countries to the United States. If we were unable to reach a licensing arrangement with these parties, our vendors may be unable to manufacture our products in those countries. Our inability to register our trademarks or purchase or license the right to use the relevant trademarks or logos in these jurisdictions could limit our ability to obtain supplies from less costly markets or penetrate new markets in jurisdictions outside the United States.
Litigation may be necessary to protect and enforce our trademarks and other intellectual property rights, or to defend against claims by third parties alleging that we infringe, dilute or otherwise violate third party trademarks or other intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, and whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. Any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property rights, could subject us to significant liabilities, require us to seek licenses on unfavorable terms, if available at all, prevent us from manufacturing or selling certain products, limit our ability to market or sell to our customers using certain methods or technologies and/or require us to redesign or re-label our products or rename our brand, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Risks Related to Our Indebtedness
Our indebtedness and lease obligations could adversely affect our financial flexibility and our competitive position.
On June 14, 2021, we entered into the New Term Loan Credit Agreement in an initial aggregate amount of $350.0 million and used borrowings thereunder to, among other things, repay and terminate the Original Term Loan Credit Agreement. Our New Term Loan Credit Agreement has a maturity date of June 14, 2028. As of July 31, 2021, we had $340.7 million of outstanding indebtedness, net of unamortized OID and financing costs, consisting of term loans under the New Term Loan Credit Agreement. For a description of our debt service obligations, including mandatory repayments, under the New Term Loan Credit Agreement, see “Note 12—Debt Financing Arrangements." Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant lease obligations. As of July 31, 2021, the total estimated annual future occupancy payments for lease terms that include periods covered by options to extend some of our leases was $323.2 million. Our indebtedness and lease obligations could have other important consequences to you and significant effects on our business. For example, it could:

•increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness and leases, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•restrict us from exploiting business opportunities;
•make it more difficult to satisfy our financial obligations, including payments on our indebtedness;
•place us at a disadvantage compared to our competitors that have less debt and lease obligations; and
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.
In addition, the New Term Loan Credit Agreement and the agreement governing the Existing ABL Facility, as amended, contain, and the agreements evidencing or governing any other future indebtedness may contain, restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Our indebtedness may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.
The New Term Loan Credit Agreement and the agreement governing the Existing ABL Facility, as amended, contain, and the agreements evidencing or governing any other future indebtedness, may contain, financial restrictions on us and our restricted subsidiaries, including restrictions on our or our restricted subsidiaries’ ability to, among other things:

•place liens on our or our restricted subsidiaries’ assets;
•make investments other than permitted investments;
•incur additional indebtedness;
•prepay or redeem certain indebtedness;
•merge, consolidate or dissolve;
•sell assets;
•engage in transactions with affiliates;
•change the nature of our business;
•change our or our subsidiaries’ fiscal year or organizational documents; and
•make restricted payments (including certain equity issuances).
In addition, we are required to maintain compliance with various financial ratios in the agreement governing the Existing ABL Facility, as amended.
A failure by us or our subsidiaries to comply with the covenants under the New Term Loan Credit Agreement or the agreement governing the Existing ABL Facility, as amended, or to maintain the required financial ratios contained in the agreement governing the Existing ABL Facility, as amended, could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Additionally, a default by us under the New Term Loan Credit Agreement, the agreement governing the Existing ABL Facility, as amended, or an agreement governing any other future indebtedness may trigger cross-defaults under the New Term Loan Credit Agreement, the agreement governing the Existing ABL Facility, as amended, or any other future agreements governing our indebtedness. Upon the occurrence of an event of default or cross-default under any of the present or future agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern. See “Description of Certain Indebtedness.”
Risks Related to Ownership of Our Common Stock
We are a “controlled company” and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. In addition, Sycamore’s interests may conflict with our interests and the interests of other stockholders.
As of July 31, 2021, Sycamore controlled a majority of the voting power of our common stock. As a result, we are a “controlled company” within the meaning of the applicable stock exchange corporate governance standards. Under the rules of the NYSE, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including:

•the requirement that a majority of our board of directors consists of independent directors;
•the requirement that nominating and corporate governance matters be decided solely by independent directors; and
•the requirement that employee and officer compensation matters be decided solely by independent directors.
So long as Sycamore controls a majority of the voting power of our common stock, we intend to utilize these exemptions. As a result, we may not have a majority of independent directors and our nominating and corporate governance and compensation functions may not be decided solely by independent directors. Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the stock exchange corporate governance requirements.
The interests of Sycamore and its affiliates, which include Hot Topic, could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by Sycamore could delay, defer or prevent a change of control of our Company or impede a merger, takeover or other business combination which may otherwise be favorable for us and our other stockholders. Additionally, Sycamore is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly with us. Sycamore may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Sycamore continues to directly or indirectly own a significant amount of our common stock, even if such amount is less than a majority thereof, Sycamore will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.
We are an “emerging growth company” under the JOBS Act, and any decision on our part to comply with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
For as long as we continue to be an emerging growth company, we can take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company upon the earliest of: (i) the last day of the fiscal year (a) in which we had more than $1.07 billion in “total annual gross revenues,” (b) we are deemed to be a “large accelerated filer” under the rules of the SEC, or (c) following the fifth anniversary of the date of the completion of our IPO; and (ii) the date on which we issue more than $1.0 billion of non-convertible debt over a three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on exemptions from certain disclosure requirements. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
In addition, as our business grows, we may cease to satisfy the conditions of an “emerging growth company.” Under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”
We are currently evaluating and monitoring developments with respect to these new rules, and we cannot assure you that we will be able to take advantage of all of the benefits from the JOBS Act.
Our stock price has been volatile or may decline regardless of our operating performance.
The market price for our common stock has been, and may continue to be, volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•quarterly variations in our operating results compared to market expectations;
•changes in preferences of our customers;
•announcements of new products, significant price reductions or other strategic actions by us or our competitors;
•public reactions to our press releases, public announcements and/or filings with the SEC;
•speculation in the press or investment community;
•size of the public float;
•stock price performance and valuations of our competitors;
•fluctuations in stock market prices and volumes;
•default on our indebtedness or foreclosure of our properties;

•actions by competitors or other shopping center tenants;
•changes in senior management or key personnel;
•actions by our stockholders;
•changes in financial estimates by securities analysts or our failure to meet any such estimates;
•negative earnings or other announcements by us or other retail apparel companies;
•downgrades in our credit ratings or the credit ratings of our competitors;
•issuances (or sales by our stockholders) of capital stock;
•general market conditions;
•global economic, legal and regulatory factors unrelated to our performance; and
•the realization of any of the risks described in this section, or other risks that may materialize in the future.
Numerous factors affect our business and cause variations in our operating results and affect our net sales and comparable store sales, including consumer preferences, buying trends and overall economic trends; our ability to identify and respond effectively to product trends and customer preferences; changes in the population of our target segment; actions by competitors and other shopping center tenants; changes in our merchandise mix; pricing; the timing of our releases of new merchandise and promotional events; the level of customer service that we provide in our stores; changes in sales mix among sales channels; our ability to source and distribute products effectively; inventory shrinkage; weather conditions, particularly during the holiday season; and the number of stores we open, close and convert in any period.
In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many retail companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.
Sales of substantial amounts of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.
In connection with our IPO, we, each of our officers and directors, Sycamore and certain other security holders agreed, subject to certain exceptions, with the underwriters of the IPO not to dispose of or hedge any of the shares of common stock or securities convertible into or exchangeable for, or that represent the right to receive, shares of common stock until December 27, 2021, except with the prior written consent of Morgan Stanley & Co. LLC, BofA Securities, Inc. and Goldman Sachs & Co. LLC. When the lock-up period expires, we and those of our beneficial owners who are subject to a lock-up agreement will be able to sell our shares in the public market. In addition, Morgan Stanley & Co. LLC, BofA Securities, Inc. and Goldman Sachs & Co. LLC may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements at any time and for any reason. Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for our stockholders to sell our shares of common stock at a time and price that they deem appropriate.
In the future, we may also issue our securities if we need to raise capital in connection with a capital raise or acquisitions. The amount of shares of our common stock issued in connection with a capital raise or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Our stockholders may experience immediate dilution upon such future equity issuances or the exercise of stock options to purchase common stock granted to our employees, consultants and directors under our stock option and incentive plans.
Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of our Company more difficult without the approval of our board of directors. Among other things, these provisions:

•allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;
•prohibit stockholder action by written consent from and after the date on which Sycamore, Sycamore Partners Torrid, L.L.C. and each of their respective affiliates (the “Sycamore Investors”) cease to beneficially own at least 50% of the total voting power of all then outstanding shares of our common stock (the “Trigger Event”) unless such action is recommended by all directors then in office;
•provide that our board of directors is expressly authorized to make, alter, or repeal our bylaws and that from and after the Trigger Event our stockholders may only amend our bylaws with the approval of 75% or more of all of the outstanding shares of our capital stock entitled to vote; and
•establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our Company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions that they desire.
We do not expect to pay any cash dividends for the foreseeable future.
The continued operation and expansion of our business will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Additionally, our operating subsidiaries are currently restricted from paying cash dividends by the agreements governing their indebtedness, and we expect these restrictions to continue in the future.
If we are unable to design, implement and maintain effective internal controls in accordance with Section 404 of Sarbanes-Oxley, we may not be able to report our financial results in a timely and reliable manner, which could have a material adverse effect on our business and stock price. We have identified material weaknesses in our internal control over financial reporting.
As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal controls over financial reporting, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results. In addition, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of Sarbanes-Oxley, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting starting with the first fiscal year after the completion of our IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley.
In connection with the audits of our consolidated financial statements as of and for the years ended January 30, 2016, January 28, 2017 and February 3, 2018 we identified material weaknesses in our internal control over financial reporting. These material weaknesses resulted in a revision and restatement of previously issued annual and interim consolidated financial statements and could result in misstatements to our consolidated financial statements or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. The material weaknesses we identified were as follows: (1) we determined that we did not maintain a sufficient complement of resources with an appropriate level of accounting expertise, knowledge and training commensurate with the complexity of our financial accounting and financial reporting requirements to allow for appropriate monitoring of financial reporting matters and internal control over financial reporting; (2) we did not maintain effective controls over the period-end financial reporting process and preparation of financial statements; (3) we configured key accounting systems that allowed for journal entries to be created and posted by the same individual; and (4) we did not design and maintain controls related to the accuracy and presentation of our share-based compensation expense and the corresponding capital contribution from Torrid Holding LLC. As of February 2, 2019, the material weaknesses with respect to a sufficient complement of resources, controls over the financial reporting process, and configuration of key accounting systems had been remediated. We are in the process of designing and implementing measures to improve our internal control over share-based compensation and remediate the control deficiencies that led to this material weakness.
We cannot be certain that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness regarding share-based compensation or to avoid potential future material weaknesses. If we are unable to conclude that we have effective internal control over financial reporting or if our efforts are not successful to remediate the control deficiencies that led to our material weakness regarding share-based compensation or other material weaknesses or control deficiencies occur in the future, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements and investors may lose confidence in our financial reporting, which could have a material adverse effect on the trading price of our stock.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or the Company’s directors, officers or other employees.
Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our Company, (2) action asserting a claim of breach of a fiduciary duty owed by any director or officer of our Company to the Company or the Company’s stockholders, (3) action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or our amended and restated certificate of incorporation or our amended and restated bylaws, or (4) action asserting a claim against us or any director or officer of the Company governed by the internal affairs doctrine. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, Section 22 of the Securities Act of 1933, as amended (“Securities Act”) creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation will provide that, unless we consent in writing to the selection of an alternate forum, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. We note that there is uncertainty as to whether a court would enforce the choice of forum provision with respect to claims under the federal securities laws, and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Company’s directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
General Risk Factors
We depend on key members of our executive management team and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.
We depend on the leadership and experience of key members of our executive management team. The loss of the services of any of our executive management could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. In addition, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in the retail industry. Our inability to meet our staffing requirements in the future could impair our growth and harm our business.
If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
We will incur increased costs as a result of becoming a public company, particularly after we are no longer an “emerging growth company.”
As a new public company, we will incur significant legal, accounting, insurance and other expenses that we did not previously incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with complying with the requirements of Sarbanes-Oxley and related rules implemented by the SEC. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
After we are no longer an “emerging growth company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of Sarbanes-Oxley. See “—We are an “emerging growth company” under the JOBS Act, and any decision on our part to comply with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.”
War, terrorism and other catastrophes could negatively impact our customers, places where we do business and our expenses.
The continued threat of terrorism, heightened security and military action in response to this threat, any future acts of terrorism, and significant natural disasters, public health issues or other catastrophic events may cause disruptions and create uncertainties that affect our business. To the extent that such disruptions or uncertainties negatively impact commercial transportation and shipping, shopping patterns and/or shopping center traffic, or adversely affect consumer confidence or the economy in general, our business, operating results and financial condition could be materially and adversely affected. A significant natural disaster, public health issue or other catastrophic event affecting our facilities could materially affect our supply chain, our information system and other aspects of our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Torrid Holdings Inc., dated July 6, 2021.	8-K	July 6, 2021	3.1
3.2	Amended and Restated Bylaws of Torrid Holdings Inc., dated as of July 6, 2021.	8-K	July 6, 2021	3.2
10.1	Term Loan Credit Agreement, dated June 14, 2019, among Torrid Inc., Torrid LLC, Cortland Capital Market Services LLC, as administrative agent and collateral agent, KKR Credit Advisors (US) LLC, as structuring advisor, KKR Capital Markets LLC, as sole lead arrange and bookrunner and the lenders party thereto.	S-1	June 7, 2021	10.1
10.2	Amendment No. 1 to the Credit Agreement, dated September 17, 2020, among Torrid Intermediate LLC (f/k/a Torrid Inc.), Torrid LLC, Cortland Capital Market Services LLC, as administrative agent, and the lenders party thereto.	S-1	June 7, 2021	10.2
10.3	Amended and Restated Credit Agreement, dated October 23, 2017, among Torrid LLC, the borrowers and guarantors named therein, Bank of America, N.A. Wells Fargo Bank, National Association, as joint lead arrangers and joint bookrunning managers, and the other lenders party thereto.	S-1	June 7, 2021	10.3
10.4	Amendment No. 1 to the Amended and Restated Credit Agreement, dated June 14, 2019, among Torrid Inc., Torrid LLC, Bank of America, N.A., as administrative and collateral agent, and the lenders party thereto.	S-1	June 7, 2021	10.4
10.5	Amendment No. 2 to the Amended and Restated Credit Agreement, dated September 4, 2019, Torrid LLC, Torrid Intermediate LLC (f/k/a Torrid Inc.), Bank of America, N.A., as administrative and collateral agent, and the lenders party thereto.	S-1	June 7, 2021	10.5
10.6	Amended and Restated Services Agreement, dated March 21, 2019, between Torrid LLC and Hot Topic Inc.	S-1	June 7, 2021	10.6
10.7	Amendment to Amended and Restated Services Agreement, dated August 1, 2019, between Torrid LLC and Hot Topic Inc.	S-1	June 7, 2021	10.7
10.8	Services Agreement, dated August 1, 2019, between Torrid LLC and Hot Topic Inc.	S-1	June 7, 2021	10.8
10.9	Stockholders Agreement, dated July 6, 2021, by and between Torrid Holdings Inc. and Sycamore Partners Torrid, L.L.C.	8-K	July 6, 2021	10.1
10.10	Registration Rights Agreement, dated July 6, 2021, by and among Torrid Holdings Inc. and certain holders identified therein.	8-K	July 6, 2021	10.2
10.11+	Employment Agreement, dated December 13, 2019, by and between Torrid LLC and Elizabeth Muñoz.	S-1	June 7, 2021	10.11
10.12+	Employment Agreement, dated December 13, 2019, by and between Torrid LLC and Marc Katz.	S-1	June 7, 2021	10.12
10.13+	Employment Offer and Agreement, dated May 14, 2018, by and between Torrid LLC and Michael Salmon.	S-1	June 7, 2021	10.13
10.14+	Employment Offer and Agreement, dated August 9, 2019, by and between Torrid LLC and Anne Stephenson.	S-1	June 7, 2021	10.14
10.15+	Torrid Holdings Inc. Long-term Incentive Plan.	S-1/A	June 23, 2021	10.15
10.16	Credit Agreement, dated June 14, 2021, among Torrid LLC, Torrid Intermediate LLC, Bank of America, N.A., as administrative and collateral agent, and the lenders party thereto.	S-1/A	June 23, 2021	10.16
10.17	Amendment No. 3 to the Amended and Restated Credit Agreement, dated June 14, 2021, among Torrid LLC, the other borrowers party thereto, Torrid Intermediate LLC (f/k/a Torrid Inc.), the other guarantors party thereto, Bank of America, N.A., as administrative and collateral agent, and the lenders party thereto.	S-1/A	June 23, 2021	10.17
10.18+	Form of Restricted Stock Agreement.	S-1/A	June 23, 2021	10.18
10.19+	Form of Restricted Stock Unit Agreement.	S-1/A	June 23, 2021	10.19
10.20+	Form of Nonqualified Stock Option Agreement.	S-1/A	June 23, 2021	10.20

10.21+	Employee Stock Purchase Plan.	S-1/A	June 23, 2021	10.21
10.22+	Form of Director and Officer Indemnification Agreement.	S-1/A	June 23, 2021	10.22
21.1	List of subsidiaries of Torrid Holdings Inc.	S-1/A	June 23, 2021	21.1
31.1**
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files (formatted in Inline XBRL)
104*	Cover Page Interactive Data Files (Embedded within the Inline XBRL document and included in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in City of Industry, California on September 8, 2021.

Torrid Holdings Inc.

By:	/s/ Elizabeth Muñoz
Name:	Elizabeth Muñoz
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ George Wehlitz
Name:	George Wehlitz
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)