Form 10-Q
period 2021-10-30
Torrid Holdings Inc.
filed 2021-12-08
CIK 1792781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of December 7, 2021, there were approximately 110,091,816 shares of the registrant's common stock outstanding.

Table of Contents

		PAGE
	Part I - Financial Information
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of January 30, 2021 and October 30, 2021	5
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended October 31, 2020 and October 30, 2021	6
	Condensed Consolidated Statements of Stockholders' Deficit for the three and nine months ended October 31, 2020 and October 30, 2021	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2020 and October 30, 2021	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42
	Part II - Other Information
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
Signatures		46

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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	January 30, 2021	October 30, 2021
Assets
Current assets:
Cash and cash equivalents	$122,953	$61,849
Restricted cash	262	262
Inventory	105,843	159,499
Prepaid expenses and other current assets	12,668	15,185
Prepaid income taxes	417	27,230
Total current assets	242,143	264,025
Property and equipment, net	143,256	132,293
Operating lease right-of-use assets	244,711	219,749
Deposits and other noncurrent assets	3,560	7,234
Deferred tax assets	6,139	4,605
Intangible asset	8,400	8,400
Total assets	$648,209	$636,306
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$70,853	$83,486
Accrued and other current liabilities	110,361	141,570
Operating lease liabilities	50,998	45,893
Current portion of term loan	11,506	16,144
Due to related parties	8,060	8,414
Income taxes payable	9,336	—
Total current liabilities	261,114	295,507
Noncurrent operating lease liabilities	246,458	219,424
Term loan	193,406	324,877
Deferred compensation	6,531	7,021
Lease incentives and other noncurrent liabilities	3,873	4,052
Total liabilities	711,382	850,881
Commitments and contingencies (Note 15)
Stockholders' deficit
Common shares: $0.01 par value; 1,000,000,000 shares authorized; 110,000,000 shares issued and outstanding at January 30, 2021; 110,091,816 shares issued and outstanding at October 30, 2021	1,100	1,101
Additional paid-in capital	10,326	115,773
Accumulated deficit	(74,591)	(331,676)
Accumulated other comprehensive (loss) income	(8)	227
Total stockholders' deficit	(63,173)	(214,575)
Total liabilities and stockholders' deficit	$648,209	$636,306
The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended October 31, 2020	Three Months Ended October 30, 2021	Nine Months Ended October 31, 2020	Nine Months Ended October 30, 2021
Net sales	$270,129	$306,241	$675,832	$964,858
Cost of goods sold	174,601	181,094	459,381	545,059
Gross profit	95,528	125,147	216,451	419,799
Selling, general and administrative expenses	66,706	66,399	124,057	355,353
Marketing expenses	14,091	15,023	37,946	35,276
Income from operations	14,731	43,725	54,448	29,170
Interest expense	4,666	6,104	16,645	23,390
Interest income, net of other (income) expense	(12)	(12)	71	(72)
Income before provision for income taxes	10,077	37,633	37,732	5,852
Provision for income taxes	5,826	96,535	4,435	13,042
Net income (loss)	$4,251	$(58,902)	$33,297	$(7,190)
Comprehensive income (loss):
Net income (loss)	$4,251	$(58,902)	$33,297	$(7,190)
Other comprehensive income (loss):
Foreign currency translation adjustment	29	45	(154)	235
Total other comprehensive income (loss)	29	45	(154)	235
Comprehensive income (loss)	$4,280	$(58,857)	$33,143	$(6,955)
Net earnings (loss) per share:
Basic	$0.04	$(0.54)	$0.30	$(0.07)
Diluted	$0.04	$(0.54)	$0.30	$(0.07)
Weighted average number of shares:
Basic	110,000	110,078	110,000	110,031
Diluted	110,000	110,078	110,000	110,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
(In thousands)

	Three and Nine Months Ended October 31, 2020
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Deficit
	Shares	Amount
Balance at February 1, 2020	110,000	$1,100	$2,535	$(99,123)	$(10)	$(95,498)
Net income	—	—	—	12,269	—	12,269
Capital distribution to Torrid Holding LLC for incentive units	—	—	(2,535)	(35,980)	—	(38,515)
Other comprehensive loss	—	—	—	—	(372)	(372)
Balance at May 2, 2020	110,000	1,100	—	(122,834)	(382)	(122,116)
Net income	—	—	—	16,777	—	16,777
Capital contribution from Torrid Holding LLC for incentive units	—	—	5,810	—	—	5,810
Other comprehensive income	—	—	—	—	189	189
Balance at August 1, 2020	110,000	1,100	5,810	(106,057)	(193)	(99,340)
Net income	—	—	—	4,251	—	4,251
Capital contribution from Torrid Holding LLC for incentive units	—	—	7,124	—	—	7,124
Other comprehensive income					29	29
Balance at October 31, 2020	110,000	$1,100	$12,934	$(101,806)	$(164)	$(87,936)

	Three and Nine Months Ended October 30, 2021
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Deficit
	Shares	Amount
Balance at January 30, 2021	110,000	$1,100	$10,326	$(74,591)	$(8)	$(63,173)
Net income	—	—	—	12,925	—	12,925
Capital contribution from Torrid Holding LLC for incentive units	—	—	39,779	—	—	39,779
Other comprehensive income	—	—	—	—	211	211
Balance at May 1, 2021	110,000	1,100	50,105	(61,666)	203	(10,258)
Net income	—	—	—	38,787	—	38,787
Capital distribution to Torrid Holding LLC	—	—	(50,105)	(249,895)	—	(300,000)
Capital contribution from Torrid Holding LLC for incentive units	—	—	111,387	—	—	111,387
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	56	1	(1,111)	—	—	(1,110)
Share-based compensation	—	—	3,622	—	—	3,622
Other comprehensive loss	—	—	—	—	(21)	(21)
Balance at July 31, 2021	110,056	1,101	113,898	(272,774)	182	(157,593)
Net loss	—	—	—	(58,902)	—	(58,902)
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards	35	—	(575)	—	—	(575)
Share-based compensation	—	—	2,450	—	—	2,450
Other comprehensive income	—	—	—	—	45	45
Balance at October 30, 2021	110,092	$1,101	$115,773	$(331,676)	$227	$(214,575)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended October 31, 2020	Nine Months Ended October 30, 2021
OPERATING ACTIVITIES
Net income (loss)	$33,297	$(7,190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write down of inventory	5,668	510
Operating right-of-use assets amortization	30,035	31,010
Depreciation and other amortization	26,273	26,790
Write off of unamortized original issue discount and deferred financing costs for Amended Term Loan Credit Agreement	—	5,231
Share-based compensation	(25,581)	157,238
Deferred taxes	488	1,534
Other	(695)	106
Changes in operating assets and liabilities:
Inventory	(10,131)	(53,347)
Prepaid expenses and other current assets	(6)	(2,448)
Prepaid income taxes	(11)	(26,813)
Deposits and other noncurrent assets	29	(3,152)
Accounts payable	64,580	11,046
Accrued and other current liabilities	4,370	29,986
Operating lease liabilities	(15,000)	(36,945)
Lease incentives and other noncurrent liabilities	(424)	189
Deferred compensation	934	490
Due to related parties	4,219	354
Income taxes payable	2,393	(9,336)
Net cash provided by operating activities	120,438	125,253
INVESTING ACTIVITIES
Purchases of property and equipment	(9,505)	(11,342)
Net cash used in investing activities	(9,505)	(11,342)
FINANCING ACTIVITIES
Capital distribution to Torrid Holding LLC	—	(300,000)
Proceeds from revolving credit facility	50,000	—
Payments on revolving credit facility	(50,000)	—
Deferred financing costs for revolving credit facility	—	(688)
Proceeds from Amended Term Loan Credit Agreement, net of original issue discount and deferred financing costs	(525)	—
Principal payments on and repayment of Amended Term Loan Credit Agreement and related costs	(42,150)	(212,775)
Proceeds from New Term Loan Credit Agreement, net of original issue discount and deferred financing costs	—	340,509
Proceeds from issuances under share-based compensation plans	—	225
Withholding tax payments related to vesting of restricted stock units and awards	—	(1,685)
Net cash used in financing activities	(42,675)	(174,414)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(29)	(601)
Increase (decrease) in cash, cash equivalents and restricted cash	68,229	(61,104)
Cash, cash equivalents and restricted cash at beginning of period	28,999	123,215
Cash, cash equivalents and restricted cash at end of period	$97,228	$62,111
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest related to the credit facility and term loans	$16,938	$16,303
Cash paid during the period for income taxes	$1,853	$47,135
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued liabilities	$1,767	$4,496
The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Description of the Business
Corporate Structure
Torrid Holdings Inc. is a Delaware corporation formed on October 29, 2019 and capitalized on February 20, 2020. Sycamore Partners Management, L.P. (“Sycamore”) owns a majority of the voting power of Torrid Holdings Inc.’s outstanding common stock. Prior to the IPO (as defined below), Torrid Holdings Inc. was a wholly owned subsidiary of Torrid Holding LLC, which is majority-owned by investment funds managed by Sycamore. Torrid Parent Inc. is a Delaware corporation formed on June 4, 2019 and is a wholly owned subsidiary of Torrid Holdings Inc. Torrid Intermediate LLC, formerly known as Torrid Inc., is a Delaware limited liability company formed on June 18, 2019 and a wholly owned subsidiary of Torrid Parent Inc. Torrid LLC is a wholly owned subsidiary of Torrid Intermediate LLC. Substantially all of Torrid Holdings Inc.'s financial position, operations and cash flows are generated through its wholly owned indirect subsidiary, Torrid LLC.
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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 and each fiscal year is generally comprised of four 13-week quarters (although in years with 53 weeks, the fourth quarter is comprised of 14 weeks). Fiscal years 2020 and 2021 are 52-week years. Fiscal years are identified according to the calendar year in which they begin. For example, references to “fiscal year 2021” or similar references refer to the fiscal year ending January 29, 2022. References to the third quarter of fiscal years 2020 and 2021 and to the three- and nine-month periods ended October 31, 2020 and October 30, 2021, respectively, refer to the 13- and 39-week periods then ended.

Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the nine-month periods ended October 31, 2020 and October 30, 2021 are not necessarily indicative of the results that may be expected for any future interim periods, the fiscal year ending January 29, 2022, or for any future year.
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
During the third quarter of fiscal year 2021, global supply chain disruption caused significant product delays resulting in limited product availability to our customers. Increased port congestion and COVID-19-related factory closures, most notably in the Asia-Pacific region where we source a significant amount of product, impacted our results of operations for the three- and nine-months ended October 30, 2021.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, and has resulted in significant changes to the U.S. federal corporate tax law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. Additionally, several state and foreign jurisdictions have enacted additional legislation to comply with federal changes. On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was enacted in further response to the COVID-19 pandemic. The CAA, among other things, revised certain tax measures enacted under the CARES Act, such as the deductibility of payroll tax credits, charitable contributions for corporate taxpayers, certain meals and entertainment expenses paid or incurred in calendar years 2020 and 2021, and employment retention credit claims. On March 11, 2021, the American Rescue Plan Act (“ARPA”) was signed into law with additional funding for COVID-19 pandemic relief. The ARPA includes the expansion of employment retention credit claims and other pandemic funding provisions. We have considered the applicable CARES Act, CAA and ARPA tax law changes in our tax provision for the period ended October 30, 2021 and continue to evaluate the impact of these tax law changes on future periods.
Segment Reporting
We have determined that we have one reportable segment, which includes the operation of our e-Commerce platform and stores. The single segment was identified based on how the Chief Operating Decision Maker, who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources. Revenues and long-lived assets related to our operations in Canada and Puerto Rico during the three- and nine-month periods ended October 31, 2020 and October 30, 2021, and as of the end of the same periods, were not material, and therefore are not reported separately from domestic revenues and long-lived assets.
Store Pre-Opening Costs
Costs incurred in connection with the opening of new stores, store remodels or relocations are expensed as incurred in selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss). The amount incurred during the three-month period ended October 31, 2020 was not material and during the nine-month period ended October 31, 2020, we incurred $0.1 million of pre-opening costs. The amounts incurred during the three- and nine-month periods ended October 30, 2021 were $0.5 million.
Note 2. Accounting Standards
Recently Adopted Accounting Standards during the Nine-Month Period Ended October 30, 2021
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes. The ASU is intended to enhance and simplify aspects of the income tax accounting guidance in ASC 740 as part of the FASB’s simplification initiative. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. Our adoption of this guidance on January 31, 2021 did not have a material impact on our condensed consolidated financial position or results of operations.
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

Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	January 30, 2021	October 30, 2021
Prepaid and other information technology expenses	3,202	4,674
Prepaid advertising	1,241	1,104
Prepaid casualty insurance	1,336	4,621
Other	6,889	4,786
Prepaid expenses and other current assets	$12,668	$15,185
Note 5. Property and Equipment
Property and equipment are summarized as follows (in thousands):

	January 30, 2021	October 30, 2021
Property and equipment, at cost
Leasehold improvements	$161,817	$166,412
Furniture, fixtures and equipment	98,753	105,451
Software and licenses	15,121	15,304
Construction-in-progress	3,266	6,507
	278,957	293,674
Less: Accumulated depreciation and amortization	(135,701)	(161,381)
Property and equipment, net	$143,256	$132,293
We recorded depreciation expense related to our property and equipment in the amounts of $8.5 million and $25.2 million during the three- and nine-month periods ended October 31, 2020, respectively. We recorded depreciation expense related to our property and equipment in the amounts of $8.5 million and $25.6 million during the three- and nine-month periods ended October 30, 2021, respectively.
We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. During the three- and nine-month periods ended October 31, 2020 and October 30, 2021, we did not recognize any impairment charges.
Note 6. Implementation Costs Incurred in Cloud Computing Arrangements that are Service Contracts
Our cloud computing arrangements that are service contracts primarily consist of arrangements with third party vendors for our internal use of their software applications that they host. We defer implementation costs incurred in relation to such arrangements, including costs for software application coding, configuration, integration and customization, while associated process reengineering, training, maintenance and data conversion costs are expensed. Subsequent implementation costs are deferred only to the extent that they constitute major enhancements. The short-term portion of deferred implementation costs are included in prepaid expenses and other current assets in the condensed consolidated balance sheets, while the long-term portion of deferred costs are included in deposits and other noncurrent assets. Amortized implementation costs incurred in cloud computing arrangements that are service contracts are recognized in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).
Deferred implementation costs incurred in cloud computing arrangements that are service contracts are summarized as follows (in thousands):

	January 30, 2021	October 30, 2021
Internal use of third party hosted software, gross	$6,095	$10,525
Less: Accumulated amortization	(2,245)	(3,312)
Internal use of third party hosted software, net	$3,850	$7,213
During the three- and nine-month periods ended October 31, 2020, we amortized approximately $0.3 million and $0.8 million, respectively, of implementation costs incurred in cloud computing arrangements that are service contracts. During the three- and nine-month periods ended October 30, 2021, we amortized approximately $0.4 million and $1.1 million, respectively, of implementation costs incurred in cloud computing arrangements that are service contracts.
Note 7. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	January 30, 2021	October 30, 2021
Accrued payroll and related expenses	$25,638	$31,440
Accrued inventory-in-transit	21,749	38,835
Accrued loyalty program	12,344	14,421
Accrued sales return allowance	3,863	6,075
Gift cards	9,361	7,370
Deferred revenue	1,512	2,355
Accrued sales and use tax	5,615	5,154
Accrued freight	4,937	5,555
Term loan interest payable	3,311	3,889
Accrued marketing	4,696	4,769
Accrued self-insurance liabilities	2,868	2,782
Other	14,467	18,925
Accrued and other current liabilities	$110,361	$141,570
Note 8. Leases
Our lease costs reflected in the tables below include minimum base rents, common area maintenance charges and heating, ventilation and air conditioning charges. We recognize such lease costs in the applicable expense category in either cost of goods sold, or selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).
Our lease costs during the three- and nine-month periods ended October 31, 2020 and October 30, 2021 consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 30, 2021	October 31, 2020	October 30, 2021
Operating (fixed) lease cost	$7,723	$12,341	$33,376	$37,348
Short-term lease cost	18	20	90	50
Variable lease cost	4,129	5,104	12,979	15,400
Total lease cost	$11,870	$17,465	$46,445	$52,798
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
As of the end of fiscal year 2020 and as of the end of the third quarter of fiscal years 2020 and 2021, we recorded deferred fixed lease payments of $5.8 million, $14.8 million and $2.0 million, respectively, in current operating lease liabilities in the condensed consolidated balance sheets. During the three- and nine-month periods ended October 31, 2020, we recorded a reduction to lease costs of $7.5 million, as a result of negotiated lease concessions. During the three- and nine-month periods ended October 30, 2021, we recorded reductions to lease costs of $0.2 million and $1.2 million, respectively, as a result of negotiated lease concessions.

Other supplementary information related to our leases is reflected in the table below (in thousands except lease term and discount rate data):

	Nine Months Ended
	October 31, 2020	October 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$24,719	$43,663
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,493	$9,056
Decrease in right-of-use assets resulting from operating lease modifications or remeasurements	$(6,810)	$(3,106)
Weighted average remaining lease term - operating leases	7 years	6 years
Weighted average discount rate - operating leases	6%	6%
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
Our revenue, disaggregated by product category, consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 30, 2021	October 31, 2020	October 30, 2021
Apparel	$243,300	$277,276	$618,983	$889,369
Non-apparel	26,829	28,965	56,849	75,489
Total net sales	$270,129	$306,241	$675,832	$964,858
Amounts within Apparel include revenues earned from the sale of tops, bottoms, dresses, intimates, sleep wear, swim wear and outerwear. Amounts within Non-apparel include revenues earned from the sale of accessories, footwear and beauty.
We recognize a contract liability when we receive consideration from a customer before our performance obligations under the terms of a contract or an implied arrangement with the customer are satisfied. During the nine-month period ended October 31, 2020, we recognized revenue of approximately $7.9 million and $4.2 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2020. During the nine-month period ended October 30, 2021, we recognized revenue of approximately $10.1 million and $4.7 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2021.
Note 10. Loyalty Program
We operate our loyalty program, Torrid Rewards, in all our stores and on www.torrid.com. Under this program, customers accumulate points based on purchase activity and qualifying non-purchase activity. Upon reaching a certain point level, customers can earn awards that may only be redeemed for merchandise. Unredeemed points typically expire after 13 months without additional purchase and qualifying non-purchase activity and unredeemed awards typically expire 45 days after issuance. We use historical redemption rates to estimate the value of future award redemptions and we recognize the estimated value of these future awards as a reduction of revenue in the condensed consolidated statements of operations and comprehensive income (loss) in the period the points are earned by the customer. As of the end of fiscal year 2020 and as of the end of the third quarter of fiscal year 2021, we had $12.3 million and $14.4 million, respectively, in deferred revenue related to our loyalty program included in accrued and other current liabilities in the condensed consolidated balance sheets. During the three- and nine-month periods ended October 31, 2020, we recorded $0.2 million and $2.1 million, respectively, as a reduction of net sales. During the three- and nine-month periods ended October 30, 2021, we recorded $0.8 million and $2.1 million, respectively, as a reduction of net sales. Actual results may differ from our estimates, resulting in changes to net sales.

Note 11. Related Party Transactions
Services Agreements with Hot Topic
Hot Topic Inc. (“Hot Topic”) is an entity indirectly controlled by affiliates of Sycamore. From June 2, 2017 until its termination on March 21, 2019, we had a services agreement (“Third Party Services Agreement”) with Hot Topic, pursuant to which Hot Topic provided us (or caused applicable third parties to provide) certain services, including information technology, distribution and logistics management, real estate leasing and construction management and other services as may have been specified. On March 21, 2019, we entered into an amended and restated services agreement (“Amended and Restated Services Agreement”) with Hot Topic under which Hot Topic provides us (or causes applicable third parties to provide) substantially similar services to those provided under the Third Party Services Agreement. The term of the Amended and Restated Services Agreement is three years, unless we or Hot Topic extend the agreement, or we terminate the agreement (or certain services under the agreement). We may terminate the various services upon written notice. Rates and costs related to the services provided under the Amended and Restated Services Agreement may change with approval from both parties. Each month, we are committed to pay Hot Topic for these services and reimburse Hot Topic for certain costs it incurs in the course of providing these services. We record payments made to Hot Topic under these service agreements in the applicable expense category in either cost of goods sold, or selling, general and administrative expenses. On August 1, 2019, in connection with the IT Asset Purchase Agreement (as defined below), we entered into a services agreement (“Reverse Services Agreement”) with Hot Topic, under which Torrid provides Hot Topic with certain information technology services. The term of the Reverse Services Agreement is three years, unless we or Hot Topic extend the agreement, or Hot Topic terminates the agreement. Torrid provides Hot Topic with the specified information technology services at no cost for the first three years of the Reverse Services Agreement, however Hot Topic bears certain capital and operating expenses that it incurs. Costs incurred in connection with providing the specified information technology services to Hot Topic are expensed as incurred in our condensed consolidated statements of operations and comprehensive income (loss). During the three- and nine-month periods ended October 31, 2020, we incurred costs of $0.7 million and $2.2 million, respectively, in connection with providing these information technology services to Hot Topic. During the three- and nine-month periods ended October 30, 2021, we incurred costs of $0.8 million and $2.5 million, respectively, in connection with providing these information technology services to Hot Topic. In connection with the Reverse Services Agreement, we entered into an amendment to the Amended and Restated Services Agreement (“Amendment to Amended and Restated Services Agreement”) with Hot Topic on August 1, 2019, pursuant to which sections pertaining to Hot Topic’s provision of information technology services to Torrid were removed.
During the three-month periods ended October 31, 2020 and October 30, 2021, Hot Topic charged us $3.2 million and $1.9 million, respectively, for various services under the applicable services agreements, of which $2.5 million and $1.3 million, respectively, were recorded as components of cost of goods sold, and the remaining $0.7 million and $0.6 million, respectively, were recorded as selling, general and administrative expenses. During the nine-month periods ended October 31, 2020 and October 30, 2021, Hot Topic charged us $10.5 million and $5.8 million, respectively, for various services under the applicable services agreements, of which $8.5 million and $3.8 million, respectively, were recorded as components of cost of goods sold, and the remaining $2.0 million and $2.0 million, respectively, were recorded as selling, general and administrative expenses. As of the end of fiscal year 2020, we did not owe any amount to Hot Topic for these services, and as of the end of the third quarter of fiscal year 2021, we owed $0.8 million to Hot Topic for these services.
Hot Topic incurs certain direct expenses on our behalf, such as payments to our non-merchandise vendors and each month, we pay Hot Topic for these pass-through expenses. As of the end of fiscal year 2020, we had prepaid Hot Topic $0.4 million for these expenses, which were included in prepaid expenses and other current assets in our condensed consolidated balance sheets. As of the end of the third quarter of fiscal year 2021, the net amount we owed Hot Topic for these expenses was $1.2 million, which are included in due to related parties in our condensed consolidated balance sheets.
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
Sponsor Advisory Services Agreement
On May 1, 2015, we entered into an advisory services agreement with Sycamore, pursuant to which Sycamore agreed to provide strategic planning and other related services to us. We are obligated to reimburse Sycamore for its expenses incurred in connection with providing such advisory services to us. As of the end of fiscal year 2020 and as of the end of the third quarter of fiscal year 2021, there were no amounts due, and during the three- and nine-month periods ended October 31, 2020 and October 30, 2021, no amounts were paid under this agreement.
From time to time, we reimburse Sycamore for certain management expenses it pays on our behalf. During the three- and nine-month periods ended October 31, 2020, we did not make any reimbursements to Sycamore. During the three- and nine-month periods ended October 30, 2021, the reimbursements we made to Sycamore for such expenses were not material. As of the end of fiscal year 2020, there was no amount due, and as of the end of the third quarter of fiscal year 2021, the amount due was $0.7 million.
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
MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During the three- and nine-month periods ended October 31, 2020, purchases from this supplier were $10.9 million and $29.5 million, respectively. During the three- and nine-month periods ended October 30, 2021, purchases from this supplier were $12.4 million and $44.5 million, respectively. As of the end of fiscal year 2020 and as of the end of the third quarter of fiscal year 2021, the net amounts we owed MGF for these purchases were $8.0 million and $5.5 million, respectively. This liability is included in due to related parties in our condensed consolidated balance sheets.
HU Merchandising, LLC, a subsidiary of Hot Topic, is one of our suppliers. During the three- and nine-month periods ended October 31, 2020, purchases from this supplier were $0.1 million and $0.3 million, respectively. During the three- and nine-month periods ended October 30, 2021, purchases from this supplier were $0.2 million and $0.7 million, respectively. As of the end of fiscal year 2020 and as of the end of the third quarter of fiscal year 2021, the amounts due to HU Merchandising, LLC were $0.1 million and $0.2 million, respectively. This liability is included in due to related parties in our condensed consolidated balance sheets.
Staples, Inc., an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During the three- and nine-month periods ended October 31, 2020 and October 30, 2021, purchases from this supplier were not material. As of the end of fiscal year 2020 and as of the end of the third quarter of fiscal year 2021, the amounts due to Staples, Inc. were not material.
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

Note 12. Debt Financing Arrangements
Our debt financing arrangements consist of the following (in thousands):

	January 30, 2021	October 30, 2021
Existing ABL Facility, as amended	$—	$—
Term loan
Amended Term Loan Credit Agreement	210,700	—
New Term Loan Credit Agreement	—	350,000
Less: current portion of unamortized original issue discount and debt financing costs	(1,494)	(1,356)
Less: noncurrent portion of unamortized original issue discount and debt financing costs	(4,294)	(7,623)
Total term loan outstanding, net of unamortized original issue discount and debt financing costs	204,912	341,021
Less: current portion of term loan, net of unamortized original issue discount and debt financing costs	(11,506)	(16,144)
Total term loan, net of current portion and unamortized original issue discount and debt financing costs	$193,406	$324,877
Fixed mandatory principal repayments due on the outstanding term loan are as follows as of the end of the third quarter of fiscal year 2021 (in thousands):

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

If we elect the LIBOR rate, interest is due and payable on the last day of each interest period, unless an interest period exceeds three months, then the respective dates that fall every three months after the beginning of the interest period shall also be interest payment dates. If we elect the Base rate loan, interest is due and payable the last day of each calendar quarter. The elected interest rate on October 30, 2021 was approximately 6%.

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
As of the end of the third quarter of fiscal year 2021, we were compliant with our debt covenants under the New Term Loan Credit Agreement.
We consider the carrying amount of the term loan to approximate fair value because of the variable interest rate of the term loan.
As of the end of the third quarter of fiscal year 2021, total borrowings, net of OID and financing costs, of $341.0 million remain outstanding under the New Term Loan Credit Agreement. During the three- and nine-month periods ended October 30, 2021, we recognized $5.5 million and $8.4 million of interest expense, respectively. During the three- and nine-month periods ended October 30, 2021, we recognized $0.3 million and $0.5 million of OID and financing costs related to the New Term Loan Credit Agreement. The OID and financing costs are amortized over the New Term Loan Credit Agreement’s seven-year term and are reflected as a direct deduction of the face amount of the term loan in our condensed consolidated balance sheets. We recognize interest payments, together with amortization of the OID and financing costs, in interest expense in our condensed consolidated statements of operations and comprehensive income (loss).
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
Our borrowings under the Amended Term Loan Credit Agreement were subject to a financial covenant that required us to maintain a maximum ratio of our total debt to Adjusted EBITDA (as defined in the Amended Term Loan Credit Agreement) (“Total Net Leverage Ratio”). The maximum ratio was 3.60 for the quarter ended November 2, 2019, 3.35 for the quarters ended February 1, 2020, May 2, 2020 and August 1, 2020, 3.10 for the quarter ended October 31, 2020, 2.50 for the quarter ended January 30, 2021, 2.35 for the quarter ended May 1, 2021, 2.10 for the quarters ended July 31, 2021 and October 30, 2021 and 1.85 for all quarters thereafter. The Amended Term Loan Credit Agreement amended the definition of total debt used in the Total Net Leverage Ratio calculation for the quarters ended October 31, 2020, January 30, 2021, May 1, 2021 and July 31, 2021. The amended definition of total debt permitted us to exclude indebtedness associated with our Existing ABL Facility, as amended, through the quarter ended October 31, 2020, removed the $20.0 million cap from the amount of cash and cash equivalents on-hand that we were permitted to net against our total debt for purposes of the ratio calculation through the quarter ended January 30, 2021, and raised the $20.0 million cap to $40.0 million and $30.0 million for the quarters ended May 1, 2021 and July 31, 2021, respectively, before reverting to $20.0 million for all quarters thereafter.
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
During the three- and nine-month periods ended October 31, 2020, we recognized $4.2 million and $15.0 million of interest expense, respectively. During the three- and nine-month periods ended October 31, 2020, we recognized $0.4 million and $1.0 million of OID and financing costs related to the Amended Term Loan Credit Agreement, respectively. During the nine-month period ended October 30, 2021, we recognized $11.0 million of interest expense. During the nine-month period ended October 30, 2021, prior to the repayment of the Amended Term Loan Credit Agreement, we recognized $0.4 million of OID and financing costs. The OID and financing costs were amortized over the Amended Term Loan Credit Agreement’s contractual term and were reflected as a direct deduction of the face amount of the term loan in our condensed consolidated balance sheets. On June 14, 2021, upon repayment of the outstanding borrowings under the Amended Term Loan Credit Agreement, we wrote off $5.2 million of unamortized OID and financing costs and incurred a $2.1 million prepayment penalty. We recognize interest payments, OID and financing costs and the prepayment penalty in interest expense in our condensed consolidated statements of operations and comprehensive income (loss).
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
Borrowings under the Existing ABL Facility, as amended, bear interest at an annual rate equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate for an interest period of one month adjusted for certain costs, plus 1.00% or (b) at a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs (“Adjusted LIBOR”), in each case plus an applicable margin that ranges from 1.25% to 1.75% for LIBOR borrowings and 0.25% to 0.75% for base rate borrowings, in each case, based on average daily availability. As of the end of the third quarter of fiscal year 2021, the applicable interest rate for borrowings under the Existing ABL Facility was approximately 4% per annum.
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
The Existing ABL Facility, as amended, requires us to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 if we fail to maintain Specified Availability (as defined by the Existing ABL Facility, as amended) of at least the greater of 10% of the Loan Cap, as defined by the Existing ABL Facility, as amended, and $7.0 million. The Existing ABL Facility, as amended, contains a number of other covenants that, among other things and subject to certain exceptions, will restrict our ability and the ability of our subsidiaries to: incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or our other indebtedness; make investments, loans and acquisitions; engage in transactions with our affiliates; sell assets, including capital stock of our subsidiaries; alter the business we conduct; consolidate or merge; and incur liens. As of the end of the third quarter of fiscal year 2021, we were compliant with our debt covenants under the Existing ABL Facility, as amended.
The Existing ABL Facility, as amended, specifically restricts dividends and distributions, aside from amounts to cover ordinary operating expenses and taxes, between our subsidiaries and to us. However, dividends and distributions are permitted at any time that either (1) availability under the Existing ABL Facility, as amended, is equal to or greater than 15% of the maximum borrowing amount on a pro forma basis and we are pro forma compliant with a 1.00 to 1.00 fixed charge coverage ratio or (2) availability under the Existing ABL Facility, as amended, is equal to or greater than 20% of the maximum borrowing amount on a pro forma basis. As of the end of the third quarter of fiscal year 2021, the maximum restricted payment utilizing the Existing ABL Facility, as amended, that our subsidiaries could make from its net assets was $105.7 million.
We consider the carrying amounts of the Existing ABL Facility, as amended, to approximate fair value because of the variable interest rate of this facility.
Availability under the Existing ABL Facility, as amended, at the end of fiscal year 2020 and as of the end of the third quarter of fiscal year 2021 was $65.5 million and $119.0 million, respectively, which reflects no borrowings. In March 2020, we borrowed $50.0 million from the Existing ABL Facility, as amended, as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainty resulting from COVID-19. In the second quarter of fiscal year 2020, we repaid the $50.0 million outstanding under the Existing ABL Facility, as amended. Standby letters of credit issued and outstanding were $4.5 million as of the end of fiscal year 2020 and $5.3 million as of the end of the third quarter of fiscal year 2021. During the third quarter of fiscal year 2017, we incurred $0.5 million of financing costs for the Existing ABL Facility, which were reduced in fiscal year 2019 by $0.1 million written off to account for the impact of our entry into the 1st Amendment. During the second quarter of fiscal year 2021, we incurred an additional $0.7 million of financing costs in connection with our entry into the 3rd Amendment. These financing costs, together with the unamortized financing costs of $0.1 million associated with the Original ABL Facility, are amortized over the five-year term of the Existing ABL Facility, as amended, and are reflected in prepaid expenses and other current assets and deposits and other noncurrent assets in our condensed consolidated balance sheets. During the three-month period ended October 31, 2020, amortization of financing costs for the Existing ABL Facility, as amended was not material and during the nine-month period ended October 31, 2020, amortization of financing costs for the Existing ABL Facility, as amended was $0.1 million. During the three-month period ended October 30, 2021, amortization of financing costs for the Existing ABL Facility, as amended was not material and during the nine-month period ended October 30, 2021, amortization of financing costs for the Existing ABL Facility, as amended was $0.1 million. During the three- and nine-month periods ended October 31, 2020, interest payments were $0.1 million and $0.6 million, respectively. During the three- and nine-month periods ended October 30, 2021, interest payments were $0.2 million and $0.4 million, respectively. We recognize amortization of financing costs and interest payments for the revolving credit facilities in interest expense in our condensed consolidated statements of operations and comprehensive income (loss).
Note 13. Income Taxes
Effective Tax Rate
During the three- and nine-month periods ended October 31, 2020, the provision for income taxes were $5.8 million and $4.4 million, respectively. During the three- and nine-month periods ended October 30, 2021, the provision for income taxes were $96.5 million and $13.0 million, respectively. The effective tax rates for the three- and nine-month periods ended October 31, 2020, were 57.8% and 11.8%, respectively. The effective tax rates for the three- and nine-month periods ended October 30, 2021, were 256.5% and 222.9%, respectively. These unconventional effective tax rates are primarily due to the increase in the amount of non-deductible items associated with share-based compensation, relative to income before provision for income taxes for the three- and nine-month periods ended October 30, 2021. The increase in the amount of non-taxable items associated with share-based compensation during the three- and nine-month periods ended October 30, 2021 was driven by the $111.4 million remeasurement adjustment related to the increase in the value of the incentive units as indicated by the Torrid Holding LLC equity value as of June 30, 2021, following the pricing of our IPO. Please refer to “Note 14—Share-Based Compensation” for further discussion regarding the $111.4 million remeasurement adjustment.
On March 27, 2020, December 27, 2020 and March 11, 2021 the CARES Act, CAA and ARPA, respectively, were signed into law and have resulted in significant changes to the U.S. federal corporate tax law as described in “Note 1—Basis of Presentation and Description of the Business.” We have considered the applicable CARES Act, CAA and ARPA tax law changes in our tax provision for the period ended October 30, 2021 and continue to evaluate the impact of these tax law changes on future periods.
Uncertain Tax Positions
The amount of income taxes we pay is subject to ongoing audits by taxing authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. As of the end of fiscal year 2020, the total liability for income tax associated with unrecognized tax benefits, including interest and penalties, was $2.4 million ($2.0 million, net of federal benefit). As of the end of the third quarter of fiscal year 2021, the total liability for income tax associated with unrecognized tax benefits, including interest and penalties, was $2.9 million ($2.3 million, net of federal benefit). Our effective tax rate will be affected by any portion of this liability we may recognize.
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
Note 14. Share-Based Compensation
Our share-based compensation expense, by award type, consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 30, 2021	October 31, 2020	October 30, 2021
Restricted stock units	$—	$513	$—	$3,510
Restricted stock awards	—	1,658	—	2,211
Stock options	—	216	—	288
Employee stock purchase plan	—	63	—	63
Remeasurement adjustments for incentive units	7,124	—	(25,581)	151,166
Total share-based compensation expense	$7,124	$2,450	$(25,581)	$157,238
On June 22, 2021, in connection with our IPO, the board of directors (“Board”) adopted the Torrid Holdings Inc. 2021 Long-Term Incentive Plan (the “2021 LTIP”), for employees, consultants and directors. The 2021 LTIP provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards intended to align the interests of service providers, with those of our shareholders. As of the end of the third quarter of fiscal year 2021, 10,687,500 shares were authorized for issuance under the 2021 LTIP.
On June 22, 2021, in connection with our IPO, the Board adopted the Torrid Holdings Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), intended to qualify under Section 423 of the U.S. Internal Revenue Code of 1986, as amended, in order to provide all of our eligible employees with a further incentive towards ensuring our success and accomplishing our corporate goals. The ESPP allows eligible employees to contribute up to 15% of their base earnings towards purchases of common stock, subject to an annual maximum. The purchase price is 85% of the lower of (i) the fair market value of the stock on the date of enrollment and (ii) the fair market value of the stock on the last day of the related purchase period. As of the end of the third quarter of fiscal year 2021, 3,650,000 shares were authorized for issuance under the ESPP.
Incentive Units
Prior to the IPO, Torrid Holding LLC issued 13,660,000 Class A, Class B, Class C, Class D, Class E, Class F, Class G, Class H and Class J Torrid incentive units, in the aggregate, net of forfeitures, to certain members of our management.
We recognized the impact of share-based compensation associated with incentive units issued by Torrid Holding LLC in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The share-based compensation expense and related capital contribution are reflected in our condensed consolidated financial statements as these awards were deemed to be for our benefit. The intent of the incentive units was to provide profit-sharing opportunities to management rather than equity ownership in our then parent, Torrid Holding LLC. The incentive units did not have any voting or distribution rights and contained a repurchase feature, whereby upon termination, Torrid Holding LLC had the right to purchase from former employees any or all of the vested incentive units at fair value. In addition, although the fair value of the incentive units was determined through an option pricing methodology that utilized the possible equity values of Torrid Holding LLC, the settlement amounts and method of settlement of the incentive units were at the discretion of the Board. Based on these aforementioned features and characteristics, we determined that the incentive units were in-substance liabilities accounted for as liability instruments in accordance with ASC 710, Compensation. The incentive units were remeasured based on the fair value of the awards at the end of each reporting period. We recorded the expense associated with changes in the fair value of these incentive units as a capital contribution from our former parent, Torrid Holding LLC, as our former parent is the legal obligor for the incentive units.
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
During the second quarter of fiscal year 2021, we recorded a share-based compensation expense remeasurement adjustment of $111.4 million related to the increase in the value of the incentive units as indicated by the Torrid Holding LLC equity value as of June 30, 2021, following the pricing of our IPO. The vested portion of the incentive units was exchanged for 13,353,122 shares of our common stock of an equivalent fair value as the vested incentive units and the unvested portion was cancelled. As such, the fair value of these incentive units is no longer recognized in our condensed consolidated statement of operations.
During the three-month period ended October 31, 2020, we recognized share-based compensation expense of $7.1 million and during the nine-month period ended October 31, 2020, we recorded a reduction of $25.6 million to share-based compensation expense, primarily due to a decline in the Torrid Holding LLC equity value. During the nine-month period ended October 30, 2021, we recognized share-based compensation expense associated with incentive units of $151.2 million, primarily due to an increase in the Torrid Holding LLC equity value.
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
RSU activity under the 2021 LTIP consists of the following (in thousands except per share and contractual life amounts):

	Shares	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Nonvested, January 30, 2021	—
Granted	375	$26.87
Vested	(98)	$27.00
Forfeited	—	$—
Nonvested, October 30, 2021	277	$26.82	3.3
As of the end of the third quarter of fiscal year 2021, unrecognized compensation expense related to unvested RSUs was $6.7 million, which is expected to be recognized over a weighted average period of approximately 3.3 years. The total vesting date fair value of RSUs which vested during the nine-month period ended October 30, 2021 was $2.6 million.

Restricted Stock Awards
Restricted stock awards are awarded to certain employees, non-employee directors and consultants, subject to the employee's continued employment or service as a director or consultant. Restricted stock awards vest over periods ranging from 2 to 4 years, subject to the employee's continued employment or service as an employee, non-employee director or consultant, as applicable, on each vesting date.

Restricted stock award activity under the 2021 LTIP consists of the following (in thousands except per share and contractual life amounts):

	Shares	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Nonvested, January 30, 2021	—
Granted	652	$27.00
Vested	(60)	$27.00
Forfeited	—	$—
Nonvested, October 30, 2021	592	$27.00	2.5

As of the end of the third quarter of fiscal year 2021, unrecognized compensation expense related to unvested restricted stock awards was $15.4 million, which is expected to be recognized over a weighted average period of approximately 2.5 years.
Stock Options
Stock options generally vest in equal installments each year over 4 years and generally expire 10 years from the grant date.
Stock option activity under the 2021 LTIP consists of the following (in thousands except per share and contractual life amounts):

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, January 30, 2021	—
Granted	336	$21.10
Exercised	—
Expired / forfeited	—
Outstanding, October 30, 2021	336	$21.10	9.7	$—
Exercisable, October 30, 2021	—
The weighted average grant date fair value of stock option awards granted during the three- and nine-month periods ended October 30, 2021 was $11.22 per option and was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield	—%
Expected volatility(1)	56.0%
Risk-free interest rate(2)	1.09%
Expected term(3)	6.31 years
Grant date fair value per share	$21.10

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

As of the end of the third quarter of fiscal year 2021, unrecognized compensation expense related to unvested stock options was $3.5 million, which is expected to be recognized over a weighted average period of approximately 3.8 years.
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
Note 16. Stockholders' Deficit
Torrid was formed on October 29, 2019 and capitalized on February 20, 2020. Torrid is authorized to issue 1.0 billion shares of common stock at $0.01 par value, and 5.0 million shares of preferred stock at $0.01 par value. Torrid had 110,091,816 shares of common stock and no shares of preferred stock issued and outstanding as of October 30, 2021. Historical periods prior to the formation of Torrid have been revised to reflect our current capital structure.
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
Note 17. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period, inclusive of potentially dilutive common share equivalents outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. There were no potentially dilutive common share equivalents outstanding during the three- and nine-month periods ended October 31, 2020. There was an aggregate of 1.2 million potentially dilutive common share equivalents outstanding during the three- and nine-month periods ended October 30, 2021, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
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
Financial assets and liabilities measured at fair value on a recurring basis as of the end of the third quarter of fiscal year 2021 consisted of the following (in thousands):

	October 30, 2021	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$41,298	$41,298
Total assets	$41,298	$41,298	$—	$—
Liabilities:
Deferred compensation plan liability	$7,408	$—	$7,408	$—
Total liabilities	$7,408	$—	$7,408	$—
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
Note 19. Private Label Credit Card
We have an agreement with a third party to provide customers with private label credit cards (“Credit Card Agreement”). Each private label credit card bears the logo of the Torrid brand and can only be used at our store locations and on www.torrid.com. A third-party financing company is the sole owner of the accounts issued under the private label credit card program and absorbs the losses associated with non-payment by the private label card holders and a portion of any fraudulent usage of the accounts. Pursuant to the Credit Card Agreement, we receive marketing and promotional funds from the third-party financing company for certain expenses we incur based on usage of the private label credit cards. These marketing and promotional funds are recorded as a reduction in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). During the three- and nine-month periods ended October 31, 2020, these funds amounted to $2.4 million and $7.3 million, respectively, related to these private label credit cards. During the three- and nine-month periods ended October 30, 2021, these funds amounted to $4.7 million and $14.0 million, respectively, related to these private label credit cards.
Note 20. Deferred Compensation Plan
On August 1, 2015, we established the Torrid LLC Management Deferred Compensation Plan (“Deferred Compensation Plan”) for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, as amended. All deferrals and associated earnings are our general unsecured obligations. We may at our discretion contribute certain amounts to eligible employees’ accounts. To the extent participants are ineligible to receive contributions from participation in our 401(k) Plan (as defined in “Note 21—Employee Benefit Plan”), we may contribute 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts. From March 2020 to July 2020, we suspended our contributions to eligible employees’ accounts as a precautionary measure in light of uncertainty resulting from COVID-19. As of the end of fiscal year 2020 and as of the end of the third quarter of fiscal year 2021, we did not have any assets of the Deferred Compensation Plan and the associated liabilities were $6.5 million and $7.4 million, respectively, included in our condensed consolidated balance sheets. As of the end of the third quarter of fiscal year 2021, $0.4 million of the $7.4 million Deferred Compensation Plan liabilities were included in accrued and other current liabilities in our condensed consolidated balance sheets.
Note 21. Employee Benefit Plan
On August 1, 2015, we adopted the Torrid 401(k) Plan (“401(k) Plan”). All employees who have been employed by us for at least 200 hours and are at least 21 years of age are eligible to participate. Employees may contribute up to 80% of their eligible compensation to the 401(k) Plan, subject to a statutorily prescribed annual limit. We may at our discretion contribute certain amounts to eligible employees’ accounts. We may contribute 50% of the first 4% of participants’ eligible contributions into their 401(k) Plan accounts. From March 2020 to July 2020, we suspended our contributions to eligible employees’ accounts as a precautionary measure in light of uncertainty resulting from COVID-19. During the three- and nine-month periods ended October 31, 2020, we contributed $0.1 million and $0.2 million, respectively, to eligible employees’ 401(k) Plan accounts. During the three- and nine-month periods ended October 30, 2021, we contributed $0.2 million and $0.5 million, respectively, to eligible employees’ 401(k) Plan accounts.
Note 22. Subsequent Events
Subsequent events were evaluated through December 8, 2021, the date these financial statements were available to be issued.
On December 6, 2021, the Board authorized a new share repurchase program under which we may purchase up to $100 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion.

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

	October 31, 2020	October 30, 2021
Number of stores (as of end of period)	608	619

	Three Months Ended		Nine Months Ended
	(in thousands, except percentages)
	October 31, 2020	October 30, 2021	October 31, 2020	October 30, 2021
Comparable sales(A)	4%	14%	(12)%	42%
Net income (loss)	$4,251	$(58,902)	$33,297	$(7,190)
Adjusted EBITDA(B)	$30,768	$55,178	$56,815	$217,406
Adjusted EBITDA margin(B)	11%	18%	8%	23%

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
Inventory Management. Our strategy is built around a base of core products that provide our customer with year round style. At the same time, we introduce new lines of merchandise approximately 16 times per year, thus providing a consistent flow of fresh merchandise to keep our customer engaged, encourage repeat business and attract new customers. We employ a data-driven approach to design and product development, proactively and quickly incorporating sales and operational performance information alongside customer feedback from thousands of product reviews. We engage in ongoing dialogue with customers through social media and customer surveys. Shifts in inventory levels may result in fluctuations in the amount of regular price sales, markdowns, and merchandise mix, as well as gross margin.
Impact of COVID-19. The COVID-19 pandemic has caused general business disruption worldwide. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are uncertain. As a result of the COVID-19 pandemic, we temporarily closed our headquarters, distribution center and retail stores, required our employees and contractors to work remotely, and implemented travel restrictions. The operations of our suppliers and manufacturers and behaviors of customers have likewise been altered. Concurrently with the vaccine rollout, business restrictions and stay-at-home orders have eased out (although we remain subject to the risk of future restrictions). Consumer spending has also increased with additional U.S. government stimulus payments. Consequently, our operating results improved significantly in the first three quarters of fiscal year 2021. However, the impact of the COVID-19 pandemic remains highly uncertain and depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of the vaccine rollout and containment actions taken in relation to new variants of COVID-19. As a result, recent favorable trends may not continue and our results of operations may continue to be adversely affected by the COVID-19 pandemic.
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
Results of Operations
Three-Months Ended October 30, 2021 Compared to Three-Months Ended October 31, 2020
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	October 31, 2020	% of Net Sales	October 30, 2021	% of Net Sales
Net sales	$270,129	100.0%	$306,241	100.0%
Cost of goods sold	174,601	64.6%	181,094	59.1%
Gross profit	95,528	35.4%	125,147	40.9%
Selling, general and administrative expenses	66,706	24.7%	66,399	21.7%
Marketing expenses	14,091	5.2%	15,023	4.9%
Income from operations	14,731	5.5%	43,725	14.3%
Interest expense	4,666	1.7%	6,104	2.0%
Interest income, net of other income	(12)	0.0%	(12)	0.0%
Income before provision for income taxes	10,077	3.8%	37,633	12.3%
Provision for income taxes	5,826	2.2%	96,535	31.5%
Net income (loss)	$4,251	1.6%	$(58,902)	(19.2)%

The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended
	October 31, 2020	October 30, 2021
Net income (loss)	$4,251	$(58,902)
Interest expense	4,666	6,104
Interest income, net of other income	(12)	(12)
Provision for income taxes	5,826	96,535
Depreciation and amortization(A)	8,477	8,482
Share-based compensation(B)	7,124	2,450
Non-cash deductions and charges(C)	424	306
Other expenses(D)	12	215
Adjusted EBITDA	$30,768	$55,178

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
(D)Other expenses include IPO-related transaction fees and the reimbursement of certain management expenses, primarily for travel, incurred by Sycamore on our behalf, which are not considered to be part of our core business.
Net Sales
Net sales increased $36.1 million, or 13.4%, to $306.2 million for the three months ended October 30, 2021, from $270.1 million for the three months ended October 31, 2020. This increase was primarily driven by an increase in orders placed and an increase in average order value relative to the three months ended October 31, 2020, which were impacted by disruption caused by the COVID-19 pandemic. The total number of stores we operate increased by 11 stores, or 1.8%, to 619 stores as of October 30, 2021, from 608 stores as of October 31, 2020.
Gross Profit
Gross profit for the three months ended October 30, 2021 increased $29.6 million, or 31.0%, to $125.1 million, from $95.5 million for the three months ended October 31, 2020. This increase was primarily due to higher net sales volumes that drove a $34.6 million increase in merchandise margin. Gross profit as a percentage of net sales increased 5.5% to 40.9% for the three months ended October 30, 2021 from 35.4% for the three months ended October 31, 2020. This increase was primarily driven by higher merchandise margin rate and leverage of lower distribution costs, merchandising payroll costs and store depreciation expense as a result of higher net sales volume, partially offset by increased store occupancy costs. The higher merchandise margin rate was primarily driven by decreased promotional activity and lower inventory reserve levels, partially offset by increased e-Commerce shipping costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended October 30, 2021 decreased $0.3 million, or 0.5%, to $66.4 million, from $66.7 million for the three months ended October 31, 2020. The decrease was primarily due to a $4.7 million decrease in share-based compensation expense and a $1.1 million decrease in performance bonuses, partially offset by increases in headquarters general and administrative expenses of $2.4 million primarily due to additional costs associated with being a publicly traded company, store payroll costs of $2.1 million, other store operating costs of $0.5 million and store preopening costs of $0.5 million. Selling, general and administrative expenses as a percentage of net sales decreased by 3.0% to 21.7% for the three months ended October 30, 2021 from 24.7% for the three months ended October 31, 2020. This decrease was driven by decreased share-based compensation and performance bonuses and leverage of store payroll costs and other store operating costs as a result of higher net sales volume, partially offset by increased store preopening costs and additional costs associated with being a publicly traded company.

Marketing Expenses
Marketing expenses for the three months ended October 30, 2021 increased $0.9 million, or 6.6%, to $15.0 million, from $14.1 million for the three months ended October 31, 2020. This increase was primarily due to increased digital, store and brand marketing, partially offset by decreased direct mail program spend. Marketing expenses as a percentage of net sales decreased by 0.3% to 4.9% during the three months ended October 30, 2021 from 5.2% during the three months ended October 31, 2020. This decrease was driven by leverage of our marketing expenses as a result of higher net sales volume.
Interest Expense
Interest expense was $6.1 million for the three months ended October 30, 2021, compared to $4.7 million for the three months ended October 31, 2020. The increase was primarily due to an increase in the total borrowings outstanding related to the New Term Loan Credit Agreement as of October 30, 2021 compared to the total borrowings outstanding related to the Amended Term Loan Credit Agreement as of October 31, 2020.
Provision for Income Taxes
The provision for income taxes for the three months ended October 30, 2021 increased by $90.7 million to $96.5 million, from $5.8 million for the three months ended October 31, 2020. Our effective tax rate was 256.5% for the three months ended October 30, 2021 and 57.8% for the three months ended October 31, 2020. The unconventional effective tax rate for the three months ended October 30, 2021 is primarily due to the increase in the amount of non-deductible items associated with share-based compensation, relative to income before provision for income taxes for the three months ended October 30, 2021. The increase in the amount of non-deductible items associated with share-based compensation during the three months ended October 30, 2021 was driven by a $111.4 million remeasurement adjustment related to the increase in the value of the incentive units as indicated by the Torrid Holding LLC equity value as of June 30, 2021, following the pricing of our IPO.
Nine-Months Ended October 30, 2021 Compared to Nine-Months Ended October 31, 2020
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Nine Months Ended
	October 31, 2020	% of Net Sales	October 30, 2021	% of Net Sales
Net sales	$675,832	100.0%	$964,858	100.0%
Cost of goods sold	459,381	68.0%	545,059	56.5%
Gross profit	216,451	32.0%	419,799	43.5%
Selling, general and administrative expenses	124,057	18.4%	355,353	36.9%
Marketing expenses	37,946	5.6%	35,276	3.6%
Income from operations	54,448	8.1%	29,170	3.0%
Interest expense	16,645	2.5%	23,390	2.4%
Interest income, net of other expense (income)	71	0.0%	(72)	0.0%
Income before provision for income taxes	37,732	5.6%	5,852	0.6%
Provision for income taxes	4,435	0.7%	13,042	1.3%
Net income (loss)	$33,297	4.9%	$(7,190)	(0.7)%

The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (dollars in thousands):

	Nine Months Ended
	October 31, 2020	October 30, 2021
Net income (loss)	$33,297	$(7,190)
Interest expense	16,645	23,390
Interest income, net of other expense (income)	71	(72)
Provision for income taxes	4,435	13,042
Depreciation and amortization(A)	25,162	25,626
Share-based compensation(B)	(25,581)	157,238
Non-cash deductions and charges(C)	1,755	376
Other expenses(D)	1,031	4,996
Adjusted EBITDA	$56,815	$217,406

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
(D)Other expenses include IPO-related transaction fees and the reimbursement of certain management expenses, primarily for travel, incurred by Sycamore on our behalf, which are not considered to be part of our core business.
Net Sales
Net sales increased $289.0 million, or 42.8%, to $964.9 million for the nine months ended October 30, 2021, from $675.8 million for the nine months ended October 31, 2020. This increase was primarily driven by an increase in orders placed and an increase in average order value relative to the nine months ended October 31, 2020, which were impacted by disruption caused by the COVID-19 pandemic. The increase in net sales was also as a result of temporary store closures due to the COVID-19 pandemic during the nine months ended October 31, 2020. The total number of stores we operate increased by 11 stores, or 1.8%, to 619 stores as of October 30, 2021, from 608 stores as of October 31, 2020.
Gross Profit
Gross profit for the nine months ended October 30, 2021 increased $203.3 million, or 93.9%, to $419.8 million, from $216.5 million for the nine months ended October 31, 2020. This increase was primarily due to higher net sales volumes that drove a $209.5 million increase in merchandise margin. Gross profit as a percentage of net sales increased 11.5% to 43.5% for the nine months ended October 30, 2021 from 32.0% for the nine months ended October 31, 2020. This increase was primarily driven by higher merchandise margin rate, lower distribution costs and leverage of our store occupancy costs, store depreciation expense and merchandising payroll costs as a result of higher net sales volume. The higher merchandise margin rate was primarily driven by decreased promotional activity, lower inventory reserve levels and leverage of freight expense as a result of higher net sales volume.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended October 30, 2021 increased $231.3 million, or 186.4%, to $355.4 million, from $124.1 million for the nine months ended October 31, 2020. The increase was primarily due to a $182.8 million increase in share-based compensation expense, increased store payroll costs of $21.1 million, increased performance bonuses of $16.5 million, increased other store operating costs of $5.7 million and $5.3 million increase in headquarters general and administrative expenses. Selling, general and administrative expenses as a percentage of net sales increased by 18.5% to 36.9% for the nine months ended October 30, 2021 from 18.4% for the nine months ended October 31, 2020. This increase was driven by increased share-based compensation and performance bonuses, partially offset by leverage of store payroll costs and headquarters general and administrative expenses and other store operating costs as a result of higher net sales volume.

Marketing Expenses
Marketing expenses for the nine months ended October 30, 2021 decreased $2.7 million, or 7.0%, to $35.3 million, from $37.9 million for the nine months ended October 31, 2020. This decrease was primarily due to decreased spending on direct mail program, partially offset by increased digital, store and brand marketing. Marketing expenses as a percentage of net sales decreased by 2.0% to 3.6% during the nine months ended October 30, 2021 from 5.6% during the nine months ended October 31, 2020. This decrease was driven by decreased spending on direct mail program, and leverage of digital, store and brand marketing spend as a result of higher net sales volume.
Interest Expense
Interest expense was $23.4 million for the nine months ended October 30, 2021, compared to $16.6 million for the nine months ended October 31, 2020. The increase was primarily due to the write-off of $5.2 million of unamortized deferred financing costs and OID when we repaid the Amended Term Loan Credit Agreement, and the $2.1 million prepayment penalty. The increase in interest expense was partially offset by a decrease in the variable interest rate related to the New Term Loan Credit Agreement compared to the Amended Term Loan Credit Agreement.
Provision for Income Taxes
The provision for income taxes for the nine months ended October 30, 2021 increased by $8.6 million to $13.0 million, from $4.4 million for the nine months ended October 31, 2020. Our effective tax rate was 222.9% for the nine months ended October 30, 2021 and 11.8% for the nine months ended October 31, 2020. The unconventional effective tax rate for the nine months ended October 30, 2021 is primarily due to the increase in the amount of non-deductible items associated with share-based compensation, relative to income before provision for income taxes for the nine months ended October 30, 2021. The increase in the amount of non-deductible items associated with share-based compensation during the nine months ended October 30, 2021 was driven by a $111.4 million remeasurement adjustment related to the increase in the value of the incentive units as indicated by the Torrid Holding LLC equity value as of June 30, 2021, following the pricing of our IPO.
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
Cash Flow Analysis
A summary of operating, investing and financing activities are shown in the following table (dollars in thousands):

	Nine Months Ended
	October 31, 2020	October 30, 2021
Net cash provided by operating activities	$120,438	$125,253
Net cash used in investing activities	(9,505)	(11,342)
Net cash used in financing activities	(42,675)	(174,414)

Net Cash Provided By Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization and share-based compensation, the effect of working capital changes, taxes paid and lease incentives received from landlords.
Net cash provided by operating activities during the nine months ended October 30, 2021 was $125.3 million compared to $120.4 million during the nine months ended October 31, 2020. The increase in cash provided by operating activities during the nine months ended October 30, 2021 was primarily as a result of the add back of $157.2 million of share-based compensation expense to net cash provided by operating activities as a non-cash adjustment, compared to the nine months ended October 31, 2020 in which $25.6 million of share-based compensation expense was deducted from net cash provided by operating activities. The increase in share-based compensation expense during the nine months ended October 30, 2021, was due to an increase in Torrid Holding LLC’s equity value combined with share-based compensation pursuant to the 2021 LTIP adopted on June 22, 2021. The increase in cash provided by operating activities during the nine months ended October 30, 2021 compared to the nine months ended October 31, 2020 was also as a result of an increase in accrued and other current liabilities related to increases in accrued payroll and related expenses and accrued inventory in-transit. The increase in cash provided by operating activities was partially offset by an increase in prepaid income taxes due to the increase in the amount of non-deductible items associated with share-based compensation relative to income before provision for income taxes for the nine months ended October 30, 2021, an increase in inventory purchases, and decreases in net income, accounts payable and operating lease liabilities.
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
Net cash flows used in investing activities during the nine months ended October 30, 2021 was $11.3 million compared to $9.5 million during the nine months ended October 31, 2020. The increase in cash used in investing activities was primarily as a result of an increase in capital expenditures related to the opening of new stores and store relocations and investments in our West Jefferson, Ohio distribution center during the nine months ended October 30, 2021 compared to the nine months ended October 31, 2020.
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
Net cash used in financing activities during the nine months ended October 30, 2021 was $174.4 million compared to $42.7 million during the nine months ended October 31, 2020. The increase in net cash used in financing activities is primarily as a result of the following activities during the nine months ended October 30, 2021: (i) $300.0 million distribution to Torrid Holding LLC, (ii) principal payments on the Amended Term Loan Credit agreement of $210.7 million, (iii) $2.1 million prepayment penalty related to the Amended Term Loan Credit Agreement, (iv) tax payments of $1.7 million made on behalf of our employees related to the vesting of restricted stock awards and RSUs, and (v) $0.7 million of deferred financing costs related to the 3rd Amendment to the Existing ABL Facility, as amended, partially offset by proceeds from the New Term Loan Credit Agreement of $340.5 million, net of OID and deferred financing costs.
Debt Financing Arrangements
As of October 30, 2021, we had $341.0 million of outstanding indebtedness, net of unamortized original issue discount and debt financing costs, consisting of term loans under the New Term Loan Credit Agreement. On June 14, 2021, we entered into a term loan credit agreement which provided for a new $350.0 million senior secured seven-year term loan facility in an initial aggregate amount of $350.0 million and used borrowings thereunder to, among other things, repay and terminate the Amended Term Loan Credit Agreement. Please refer to "Note 12—Debt Financing Arrangements" for further discussion regarding our indebtedness.

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
If a customer earns loyalty program points in connection with the sales transactions described above, then we have a remaining performance obligation and cannot recognize all the revenue. A portion of the revenue is allocated to the loyalty program points earned during the transaction. We satisfy our performance obligation and recognize revenue allocated to these loyalty program points and the resulting awards at the point in time when the awards are redeemed for merchandise, when we determine that they will not be redeemed, or when the awards and points expire. Under our loyalty program, customers accumulate points based on purchase activity and qualifying non-purchase activity. Upon reaching a certain point level, customers can earn awards that may only be redeemed for merchandise. Unredeemed points typically expire after 13 months without additional purchase activity and qualifying non-purchase activity. Unredeemed awards typically expire 45 days after issuance. We use historical redemption rates to estimate the value of future award redemptions and we recognize the estimated value of these future awards as a reduction of revenue in the condensed consolidated statements of operations and comprehensive income (loss) in the period the points are earned by the customer.
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
The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or a percentage of annual store net sales volume. Certain leases provide for increasing minimum annual rental amounts. We consider rents based upon a percentage of annual store net sales volume, and other rent-related payments that generally vary because of changes in facts and circumstances (other than due to the passage of time), to be variable lease payments. Variable lease payments associated with retail space leases are recognized as occupancy costs within cost of goods sold in the condensed consolidated statements of operations and comprehensive income (loss) in the period in which the obligation for those payments is incurred. We generally consider all other lease payments to be fixed in nature and the sum of all the discounted remaining fixed payments in the lease terms make up the lease liabilities in our condensed consolidated balance sheet (if the lease terms are longer than 12 months).

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
We choose not to separate nonlease components (such as common area maintenance charges and heating, ventilation and air conditioning charges), from lease components (such as fixed minimum rent payments), and instead account for each separate lease component and the nonlease components associated with that lease component as a single lease component. We do not apply ASU 2016-02, Leases, and all related guidance (“ASC 842”) requirements to leases that have lease terms of 12 months or less upon commencement, and instead recognize short-term lease payments, if applicable, in the condensed consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease term.
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
We recognized the impact of share-based compensation associated with incentive units issued by Torrid Holding LLC in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The share-based compensation expense and related capital contribution are reflected in our condensed consolidated financial statements as these awards were deemed to be for our benefit. The intent of the incentive units was to provide profit-sharing opportunities to management rather than equity ownership in our then parent, Torrid Holding LLC. The incentive units did not have any voting or distribution rights and contained a repurchase feature, whereby upon termination, Torrid Holding LLC had the right to purchase from former employees any or all of the vested incentive units at fair value. In addition, although the fair value of the incentive units was determined through an option pricing methodology that utilized the possible equity values of Torrid Holding LLC, the settlement amounts and method of settlement of the incentive units were at the discretion of the Board. Based on these aforementioned features and characteristics, we determined that the incentive units were in-substance liabilities accounted for as liability instruments in accordance with ASC 710, Compensation. The incentive units were remeasured based on the fair value of the awards at the end of each reporting period. We recorded the expense associated with changes in the fair value of these incentive units as a capital contribution from our former parent, Torrid Holding LLC, as our former parent is the legal obligor for the incentive units.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our Existing ABL Facility, as amended, and New Term Loan Credit Agreement, which bear interest at a variable rate equal to LIBOR plus an applicable margin. On June 14, 2021, we entered into the New Term Loan Credit Agreement and used borrowings thereunder to, among other things, repay and terminate the Amended Term Loan Credit Agreement. Prior to June 14, 2021 we were subject to interest rate risk in connection with borrowings under the Amended Term Loan Credit Agreement, which bore interest at a variable rate equal to LIBOR plus an applicable margin. As of October 30, 2021, we had $341.0 million of outstanding variable rate loans under the New Term Loan Credit Agreement and no outstanding variable rate borrowings under the Existing ABL Facility, as amended. An increase or decrease of 1% in the variable rates on the amount outstanding under the New Term Loan Credit Agreement will increase or decrease our annual interest expense by approximately $3.5 million.
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
Internal Control Over Financial Reporting
In connection with the audits of our consolidated financial statements as of and for the years ended January 30, 2016, January 28, 2017 and February 3, 2018, we identified material weaknesses in our internal control over financial reporting, one of which remains unremediated as of October 30, 2021. See the section titled “Risk Factors—Risks Related to Ownership of Our Common Stock—If we are unable to design, implement and maintain effective internal controls in accordance with Section 404 of Sarbanes-Oxley, we may not be able to report our financial results in a timely and reliable manner, which could have a material adverse effect on our business and stock price. We have identified material weaknesses in our internal control over financial reporting.”
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, as a result of the previously identified material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 30, 2021, to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Previously Identified Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We previously disclosed in our Form S-1 registration statement, as amended, the following material weakness, which still existed as of October 30, 2021. We did not design and maintain controls related to the accuracy and presentation of our share-based compensation expense and the corresponding capital contribution from Torrid Holding LLC. The material weakness relates to share-based compensation associated with incentive units that were accounted for as liability instruments and remeasured at the end of each reporting period. Upon completion of the IPO, these incentive units were replaced with restricted stock, RSUs and stock options that do not typically require remeasurement at the end of each reporting period. This material weakness resulted in a revision and restatement of previously issued annual and interim consolidated financial statements for the years ended January 30, 2016 and February 3, 2018 and could have resulted in misstatements to our consolidated financial statements or disclosures that would have resulted in a material misstatement to our annual or interim consolidated financial statements that would not have been prevented or detected on a timely basis.
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
Actions Taken During the Current Quarter
During the three-months ended October 30, 2021, we designed and implemented new and enhanced existing share-based compensation controls that specifically address the accuracy and presentation of our share-based compensation expense. We operated these controls as part of our quarterly close process for the third quarter of fiscal year 2021.
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
Changes in Internal Control Over Financial Reporting
As described above in the "Remediation Plan for Material Weakness" section, there were changes during the three months ended October 30, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q filed with the SEC on September 8, 2021.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in City of Industry, California on December 8, 2021.

Torrid Holdings Inc.

By:	/s/ Elizabeth Muñoz
Name:	Elizabeth Muñoz
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ George Wehlitz
Name:	George Wehlitz
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)