Form 10-K
period 2022-01-29
Torrid Holdings Inc.
filed 2022-03-30
CIK 1792781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of March 28, 2022, there were approximately 105,856,729 shares of the registrant's common stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 30, 2021 was approximately $411 million based upon the last reported sales price on the New York Stock Exchange on that date of $23.35. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and the beneficial owners of 5% or more of the registrant’s outstanding common stock are the affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders (the "2021 Proxy Statement"), to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended January 29, 2022.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology) in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

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
•our failure to find employees that reflect our brand image and embody our culture;
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
•the possibility that we may recognize impairments of long-lived assets;
•our failure to maintain adequate internal control over financial reporting; and
•the threat of war, terrorism or other catastrophes that could negatively impact our business.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission and public communications. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.
We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise.
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

Part I

Item 1. Business
Overview
Torrid Holdings Inc. (“Torrid,” “we,” “us,” “our,” the “Company”) is a direct-to-consumer brand of apparel, intimates and accessories in North America, targeting the 25- to 40-year old woman who is curvy and wears sizes 10 to 30. Torrid is focused on fit and offers high quality products across a broad assortment that includes tops, bottoms, denim, dresses, intimates, activewear, footwear and accessories. Our proprietary product offering delivers a superior fit for the curvy woman that makes her love the way she looks and feels. Our style is unapologetically youthful and sexy and we are maniacally focused on fit. We believe our customer values the appeal and versatility of our curated product assortment that helps her look her best for any occasion, including weekend, casual, work and dressy, all at accessible price points. Through our product and brand experience we connect with customers in a way that other brands, many of which treat plus-size customers as an after-thought, have not.
The Torrid Approach
We have created a proprietary fit that empowers our customers and drives loyalty. In turn, our loyal customers provide us with a rich set of data that allows us to improve our product and experience, thus creating a virtuous cycle that reinforces our leading position in plus-size apparel and intimates.
•We provide a fit she knew she wanted but never had access to;
•We accomplish this by fitting every single article of clothing we produce on a real woman, tailoring for her special needs, not simply “grading up” non-plus-size apparel;
•We utilize a proprietary sizing process that is constantly updated through data and our continuous customer feedback loop, until we fit to perfection; and
•We deliver unparalleled technical fit combined with unapologetic attitude and style.
Product
Product Offering
We offer a full product assortment that addresses our customers’ entire closet, including tops, bottoms, denim, dresses, intimates, activewear, shoes and accessories. We believe our products not only provide an unparalleled technical fit, but also have the style and attitude that enable our customers to dress like her non-plus-size friends. We believe we are a destination for our customers to shop for every occasion, from casual to dressy, and everything in between.
While we aim to bring her the latest in fashion trends, we do not rely on being a fashion leader. Our offering is built on the foundation of Basics that represent year-round styles and colors that are constantly replenished and are not subject to a typical markdown cadence. Our Core offering includes products that are on-trend interpretations of our basic merchandise that we update with new fabrics, prints, embellishments or features. For example, the Harper Blouse represents a Basics item with Core iterations that feature embellishments such as zippers or button-loops. Our trend driven items incorporate the latest fashions available in the broader market to excite and engage our customer but are bought narrowly and reordered as demand dictates to minimize inventory risk.
We are market leaders in bottoms and intimates, both attractive growth categories where fit is critical. These categories serve as entry point to the Torrid brand and drive customer loyalty. We believe the design of our intimates line, Torrid Curve, inspires confidence and allows our customer to move in effortless comfort throughout her day while feeling confident and sexy. Over the course of almost two decades, Torrid has developed the requisite design and engineering expertise for the highly technical bra category through a rigorous in-house research and development process. We have patent applications pending for our 360° Back Smoothing Bras and our Power Mesh Panels for Tummy-Flattening Pants, both exclusive creations for the woman in our size range.
Product Design and Development
We are relentlessly focused on creating youthful, unapologetically sexy products specifically for the woman in our size range. We design, develop and merchandise almost all of our products in-house, under the Torrid® and Torrid Curve® brand names. Our products are exclusive to us, with few exceptions, and provide a consistent quality and fit that we believe she cannot find elsewhere. Our product development is led by a team of more than sixty highly skilled designers, artists and product engineers. Our core competency is our differentiated, market-leading fit that we achieve through the following strategies:

•Maniacal focus on fit across our entire organization;
•Differentiated technical fit created through building and continuously refining a database of fit specifications derived from testing, measuring and cataloging garments on our fit models;
•Proprietary fabrics specifically engineered to enhance the fit;
•Fit all of our products on fit models and our staff, not mannequins; and
•We test new fabrics, new silhouettes and new product lines on our community of loyal customers before launch.
Additionally, we employ a data-driven approach to design and product development, proactively and quickly incorporating sales and operational performance information alongside customer feedback from thousands of product reviews, and our ongoing dialogue with customers through social media and customer surveys.
Merchandise Planning
Our strategy is built around a consistent and stable base of Core products that provide our customer with year round style. At the same time, we introduce new lines of merchandise approximately 16 times per year, thus providing a consistent flow of fresh merchandise to keep our customer engaged, encourage repeat business and attract new customers.
We regularly use the depth and breadth of our data to assess sales, market trends and new product development to inform purchasing decisions. As a result, we have the flexibility to react quickly to product performance, make in-season inventory purchasing adjustments where possible and to respond to the latest sales trends by ordering or re-ordering as appropriate. Further, we utilize a read-and-react testing approach, with small purchase quantities, to introduce our New product offering, minimizing fashion risk. This strategy also allows us to mitigate inventory risk, particularly for new products or styles, while simultaneously providing our customers access to current fashion.
Customers
Our typical customer is an employed, youthful woman between the ages of 25 and 40 years old with above-average annual household income, and wears sizes 10 to 30 (average of size 18). The majority of our customers are under 40 years old and the ethnic composition of our customer base parallels that of the U.S. population. She leads a busy life, is short on time and wants a curated presentation of quality apparel, intimates and accessories that are on trend and fit her well.
Torrid Loyalty and Torrid Credit Card Programs
We drive customer loyalty and engagement through our three-tier loyalty program, Torrid Rewards. Members earn one point for every dollar spent and receive a reward for every 250 points collected. The program is tiered by annual customer spend and offers incremental perks with each tier. Torrid Insider members are those who spend up to $499 annually, while members of Torrid Loyalist spend $500+ annually and Torrid VIP spend $1,000+ annually. We inspire loyalty by continuously engaging with our loyalty members through birthday gifts, social media, dedicated customer service lines and exclusive events. Members of the top two tiers of our loyalty program, Torrid VIP and Loyalist, are our most loyal customers who purchase from us more often and spend significantly more than the average customer, accounting for an outsized share of net sales.
Additionally, we provide our customers with access to our Torrid Credit Card Program. Torrid Credit Card holders are automatically enrolled in the Torrid Rewards program through which customers receive points, discounts and other perks. As a result, Torrid Credit Card holders are among our most loyal and valuable customers. Our credit card program encourages customer loyalty, serves as a valuable source for data and allows us to further invest in marketing efforts without exposure to incremental credit risk as our bank partner substantially manages all administrative processes, including underwriting, and bears the credit balance risk.
Our loyalty and Torrid Credit Card programs provide us with a strong ability to attribute sales and behavioral data to individual customers, which informs our decision making process.
Unified Commerce Platform
Through our unified commerce platform, which includes our e-Commerce and retail stores, we deliver a seamless brand experience to our customers wherever and whenever she chooses to shop. We are agnostic to the channel where our customers choose to shop, as we are highly profitable across both e-Commerce and store channels. We deliver a consistent brand message by coordinating our strategies across channels, which we believe influences our customers’ buying decisions. This customer-centric strategy enhances customer acquisition, retention and customer lifetime value. Our e-Commerce and store channels complement and drive traffic to one another, creating more loyal omni-channel customers.

e-Commerce
Our e-Commerce channel is central to our unified commerce platform. Our online platform provides customers with a highly engaging shopping experience featuring access to our full product assortment, an aesthetically rich and easily navigable website and seamless ordering and fulfillment. Additionally, we successfully use our e-Commerce platform to expand our selection of styles, colors and merchandise meaningfully beyond what is available in our stores, making the online shopping experience highly engaging and additive to our in-store experience. Our website and mobile app feature updates on new collections, guidance on how to wear and put together outfits and a selection of web-only exclusives, all of which facilitate customer engagement and interaction.
We aim to be wherever she is and make the transaction process as convenient as possible. As a result, a majority of our e-Commerce orders and a material portion of all orders are placed directly from her phone. We are upgrading the functionality and features of our mobile app to deliver enhanced personalization such as allowing her to find her recommended size while suggesting complementary items to expedite purchase decisions and increase frequency and order size. In December 2021, we went live with our new mobile app which incorporates a new design and new features such as advanced filter and search functionality, additional payment options and personalized notifications.
Stores
Our stores are highly valuable strategic assets that remain core to our strategy and continue to play an important role in our customer acquisition strategy. We provide a sophisticated presentation of products that has an emphasis on outfits, which presents creative styling ideas to our customer and encourages incremental spend. Our stores include large, comfortable fitting rooms with features, such as cooling fans, that are specifically suited for our customers’ needs. Additionally, our stores offer customers the opportunity to connect with a like-minded community, through exclusive in-store events and interactions with our store associates, who act as brand ambassadors and are often customers themselves.

As of January 29, 2022, we operated 624 stores in the U.S. states, Puerto Rico and Canada. Our stores are located primarily in premium malls, shopping plazas, lifestyle centers and outlet locations, and the quality of our real estate locations is high as substantially all of our stores are located in A and B malls or off-mall locations. Our stores are designed to deliver an immersive fit discovery experience and serve as desirable customer destinations. As a result, they are less dependent on broader traffic trends and perform consistently across all formats. Our average store size is approximately 3,000 square feet.
People and Culture
We have created a company culture focused on attracting, training and developing talent. Our work environment is open and collaborative with a flat organizational structure that facilitates efficient decision making. Approximately 93% of our employees identify as female, and many are also customers who believe in our mission to empower curvy women to love the way they look and feel. Additionally, we embrace the diversity of our employees and believe that diverse and inclusive teams at all levels across the organization strengthen our ability to serve our customers. Nearly 50% of our employees identify as minorities. In 2020, we established our Diversity & Inclusion Committee, which seeks to create a more equitable and inclusive workplace through open dialogue, training, recruiting, and retaining diverse talent.
The goal of creating a welcoming and supportive environment spans our full organization from our headquarters and distribution centers to our stores. We believe that our in-store brand ambassadors are critical to our success and often represent the face of our organization to our customers. We empower our managers and in-store brand ambassadors to deliver a superior shopping experience. We provide thorough product- and fit-oriented training that aims to strengthen our brand experience in the store. We also provide our in-store brand ambassadors with sales and key performance data that help them optimize their store’s performance and foster a culture of accountability. Communications with our store associates is a critical channel for valuable product and customer feedback. We believe we have established effective two-way lines of communication throughout our organization, including using new technologies to communicate with stores in real time and routinely synthesize store insights and customer feedback from the field to influence decision making.
As of January 29, 2022, we employed 2,063 full-time and 6,037 part-time employees. Of these employees, 490 are employed in our headquarters in City of Industry, California and 7,610 are employed in our stores and distribution centers. Our number of employees, particularly part-time employees, fluctuates depending upon seasonal needs. Our employees are not represented by a labor union and are not party to a collective bargaining agreement.
Our talent strategy is to attract, engage and retain the best and most qualified talent to create a diverse and inclusive workforce. We offer competitive compensation packages that are based on market-specific data for comparable roles and geographic locations. We believe in rewarding high performance and seek to design plans and programs to support this culture.

To further support the advancement of our employees, we invest in a wide range of training and development opportunities at all levels across the organization, including through both online and instructor-led internal programs, as well as third-party programs. We regularly collect feedback from our employees to better understand and improve our learning and development offerings to meet their needs. To ensure we provide a rich and rewarding experience for our employees, we monitor culture and engagement to build on the competencies that are important for our future success. We routinely engage independent third parties to conduct cultural training sessions and engagement events. These include diversity and inclusion training sessions, fun employee engagement events, and virtual and on-demand learning sessions focused on emotional and social health.
Employee safety remains our top priority. We develop and administer company-wide policies to ensure the safety of each team member and compliance with Occupational Safety and Health Administration standards. In 2020, the COVID-19 pandemic brought unprecedented challenges to our business, our communities, and our teams. As we managed through these challenges, we prioritized the health, safety and overall well-being of our teams and customers. At each of our retail stores, our headquarters and our West Jefferson, Ohio, distribution center, we continue to follow applicable local, state, and national government regulations, laws, and recommended guidance. In response to COVID-19 we:
•added work from home flexibility;
•adjusted attendance policies to encourage those who are sick to stay home;
•increased cleaning protocols across all locations;
•initiated regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
•established new physical distancing procedures for employees who need to be onsite;
•provided additional personal protective equipment and cleaning supplies;
•implemented protocols to address actual and suspected COVID-19 cases and potential exposure;
•prohibited all domestic and international non-essential travel for all employees; and
•encouraged masks to be worn in all locations where allowed by local law.
An important part of our culture is our focus on giving back to the community, which we do primarily through our Torrid Foundation that we established in 2017. The mission of the Torrid Foundation is to support various nonprofit organizations dedicated to helping women and changing lives for our customers and their diverse communities. The funds utilized in these efforts are raised from customer donations, including whole-dollar sale round-ups, and a portion of proceeds from certain product collaborations like our Breast Cancer Awareness Collection. In fiscal year 2021, the Torrid Foundation raised over $2.6 million in support of partner organizations dedicated to educating and empowering women.
Data Analytics
We have a significant volume of customer and transaction data, collected from a variety of sources, including e-Commerce and in-store interactions, our loyalty program, social media and customer surveys. For example, we have the ability to track page views, search history, clicks, linger time and purchase route for visitors to our e-Commerce platform. We use our data to drive decision making across the organization. This customer data is based on information provided by customers who have opted-in to be part of our loyalty program. Our extensive database contains valuable customer information that helps us better market to our customers.
We have significant visibility into our customers’ transaction behavior, including purchases made across our channels. We use our customer database to acquire, develop and retain customers. We can identify customers who purchase products regardless of whether they shop on our e-Commerce platform or in-store. We are beginning to leverage this customer database to drive data analysis and insights that we use in managing our business. For example, to grow the penetration of intimates sales, we are able to offer a promotion targeted at customers who have bought our apparel but not our intimates, which encourages shopping across categories.
Marketing and Advertising
We promote a message of inclusivity that empowers all women to love the way they look and feel. Our brand inspires women to feel confident, sexy and youthful like they never have before. We believe our brand messaging built around our fit resonates with the attitudes of younger generations who are frustrated with being ignored by other brands. Our marketing collateral intentionally represents the diversity of our customer base, including women of all sizes from 10 to 30, and communicates the confidence and sexiness our product is intended to deliver.
We use a variety of marketing and advertising mediums to increase brand awareness, acquire new customers, and drive repeat purchases across our channels. These programs include our online marketing, such as paid search and social media, product listing ads and retargeting, combined with direct mail, store marketing and public relations initiatives. Further, we collaborate with other leading brands, including Betsey Johnson, Disney, and Warner Brothers to create capsule collections to reach new customers and increase our brand awareness. We strengthen the connection with our most engaged customers through special events featuring plus-size models, celebrities, bloggers and other influencers. We use our customer database to strategically optimize the value of our marketing investments across our customer base and channels. This enables us to efficiently acquire new customers, effectively market to repeat customers and reactivate lapsed customers.
Our investments in digital and physical marketing drive customer acquisition and engagement across all of our channels. We coordinate the introduction of our collections across our e-Commerce platform and stores, allowing a customer to experience a consistent brand message wherever and whenever she chooses to shop. We have a large and growing following on our social media channels, including Facebook, Instagram, Pinterest and Twitter. We use these channels to communicate with our customers, disseminate our outbound marketing messages and collect feedback about their lifestyles and product preferences.
Sourcing and Production
We outsource the manufacturing of our products, which eliminates the need to own or operate manufacturing facilities. Thus, our product sourcing is not dependent on any one manufacturing facility, enabling a flexible and agile approach to sourcing. We internally design and develop the vast majority of our products, a model we describe as vertical sourcing, which gives us control to deliver consistent fit, quality and cost across our products.
We have a diversified vendor base. No single supplier accounted for more than 12% of merchandise purchased in fiscal year 2021. Approximately 97% of our product receipts in fiscal year 2021 were sourced internationally, primarily from Asia. We plan to continue diversifying our vendor bases by both vendor and geography. We have been able to mitigate the effects of tariffs on Chinese products and we plan to significantly reduce our exposure to vendors located within China. Though we are working towards decreasing our share of product manufactured in China, our manufacturing partners may source their own raw materials from third parties in other countries, including China. We maintain compliance guidelines for our vendors that dictate various standards including product quality, manufacturing practices, labor compliance and legal compliance. Through third parties, we periodically monitor our factories and suppliers to ensure compliance with these guidelines.
Distribution and Fulfillment
Our unified commerce business model is serviced by our distribution facility located in West Jefferson, Ohio. We acquired the operations of the fully-functional, state-of-the-art distribution center in West Jefferson, Ohio in 2018. This 750,000 square foot facility is highly automated and we believe is capable of handling our existing and future needs. Additionally, the West Jefferson facility is already equipped with omni-channel capabilities that have enabled our buy-online-pickup-in-store ("BOPIS") rollout while continuing to drive efficient online returns and position us to execute on our unified commerce strategy. During 2020 we also accelerated our omni-channel offerings such as ship from store and curbside pickup, which when combined with BOPIS will continue to drive both customer acquisition and retention.
Our distribution center manages the transportation, receipt, storage, sorting, packing and distribution of merchandise for our e-Commerce platform and store channels. Stores are replenished at least once per week from these facilities by third-party delivery services. This frequency provides our stores a steady flow of new inventory that helps maintain product freshness and in-stock availability.
Information Systems
We utilize a full range of third-party management information systems to support our store, e-Commerce, merchandising, customer data, financial and real estate business teams. We utilize these systems to provide us with various functions, including customer relationship management, point-of-sales, inventory management, merchandising support systems, financial reporting, e-Commerce solutions and other systems.
Seasonality
While the apparel industry is generally seasonal in nature, we have not historically experienced significant seasonal fluctuations in our sales. In fiscal year 2021, no single quarter contributed more than 26% of Torrid net sales. We believe this is partly attributable to our broad merchandise offering that encourages purchasing across seasons. We believe our reduced seasonality is also attributable to the behavior of our customer, who is generally purchasing products for herself, not as gifts.

Competition
We face competition across a variety of players within the broader apparel industry. Our competitors range from smaller, growing e-Commerce brands to considerably larger players with substantially greater financial, marketing and other resources. Further, we may face new competitors and increased competition from existing competitors as we expand into new markets and increase our presence in existing markets.
Our competition in the women’s plus-size apparel industry includes:
•Plus-Size Focused Specialty Retailers. We compete with other specialty retailers that, like Torrid, focus on plus-size customers. We offer a fit-first focus and a broad and stylish product assortment that is differentiated by our vertical sourcing capabilities We target a younger, more stylish consumer with a wide assortment that has broad appeal. We further differentiate ourselves based on the strength of our brand, industry-leading unified commerce business model and e-Commerce penetration, strong data capabilities, loyal customer base, customer-focused product assortment and highly experienced leadership team.
•Plus-Size Focused Direct to Consumer Brands. We compete with other plus-size focused direct to consumer brands. We operate on a large scale, which allows us to offer a wide product assortment, high product quality and convenience to provide a better experience and acquire customers more efficiently.
•Local, National and International Retail Chains. We compete indirectly with department stores, specialty apparel players and mass merchandise retailers who also carry products in our size range and offer similar categories of merchandise to our customer segment. By maintaining a maniacal focus on fit, our proprietary product offering delivers a superior fit for the curvy woman that makes her love the way she looks and feels. Our sole focus on designing for our specific customer needs differentiate her experience when she shops with us.
Our distinct combination of first at fit design, service, product quality and value allows us to compete effectively within the women’s plus-size apparel market.
Intellectual Property
Our trademarks are important to our marketing efforts. We own or have the rights to use certain trademarks, service marks and trade names that are registered with the U.S. Patent and Trademark Office or other foreign trademark registration offices or exist under common law in the United States and other jurisdictions. Trademarks that are important in identifying and distinguishing our products and services include, but are not limited to Torrid® and Torrid Curve®. Our rights to some of these trademarks may be limited to select markets. We also own domain names, including our website, www.torrid.com. The information contained in or connected to our website is not deemed to be part of this prospectus. Further, we have patent applications pending for our innovative and most popular line of bras, the 360° Back Smoothing Bra, and for our Power Mesh Panels for Tummy-Flattening Pants.
Regulation and Legislation
We are subject to labor and employment, tax, environmental, privacy and anti-bribery laws. We are also subject to regulations, trade laws and customs, truth-in-advertising, consumer protection and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of stores and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.
A substantial portion of our products are manufactured outside the United States. These products are imported and are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. Some of our imported products are eligible for duty-advantaged programs. While importation of goods from foreign countries from which we buy our products may be subject to embargo by U.S. customs authorities if shipments exceed quota limits, we closely monitor import quotas and believe we have the sourcing network to efficiently shift production to factories located in countries with available quotas. The existence of import quotas has, therefore, not had a material adverse effect on our business. For more information, see “Risk Factors—Risks Related to Our Business—Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or otherwise change the way we do business.”
Data Privacy and Security
We collect, process, store, use, and share data, some of which contains personal information. Consequently, our business is subject to a number of U.S. and international laws, regulations, and industry standards governing data privacy and security, including with respect to the collection, storage, use, transmission, sharing, and protection of personal information and other consumer data. Such laws and regulations may be inconsistent among countries or conflict with other rules.
For example, the European Union (“EU”), has adopted strict data privacy and security regulations. The General Data Protection Regulation (“GDPR”), effective May 2018, created new compliance obligations applicable to even non-EU businesses without an establishment in the EU or in the European Economic Area (“EEA”) that offer their goods or services to individuals located in the EU/EEA or observe the behavior of individuals located in the EU/EEA. As a result, it is possible the GDPR may apply to us. Companies that fail to comply with their GDPR obligations, which may include us if it is determined that the GDPR applies to us, can face material consequences including large financial penalties (including fines of up to 4% of global annual revenue of the group of undertakings for the preceding financial year or €20 million (whichever is higher) for the most serious violations), investigations, civil actions including claims for damages and cease-and-desist claims and reputational damages.
In addition, rulings from the Court of Justice of the European Union (“CJEU”) may have a great impact on how companies subject to the GDPR, which may but does not necessarily include us, process EU personal data. For instance, on July 16, 2020, the CJEU invalidated the EU-U.S. Privacy Shield Framework (the “Privacy Shield”) under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield), it made clear that reliance on such clauses alone may not necessarily be sufficient in all circumstances.
In addition, the scope of data privacy regulations worldwide continues to evolve. New, increasingly restrictive regulations are coming into force all around the world. For example, in the United States, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, along with related regulations that came into force on August 14, 2020. In short, the CCPA: (1) provides California consumers with new rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared; (2) will affect several marketing activities due to the CCPA’s broad definitions of personal information and sale, and (3) provides for private actions and permits for class action which could result in businesses being subject to substantial statutory fines in cases involving thousands of impacted consumers where the business is found to have failed to implement and maintain reasonable and appropriate security procedures.
Given that CCPA enforcement began on July 1, 2020, it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. However, it is clear that the effects of the CCPA are significant and that they will require us to modify our data, security, and marketing practices and policies, and to incur substantial costs and expenses in an effort to comply with the CCPA and other applicable data protection laws. Further, the California Privacy Rights Act, or CPRA, passed in California in November 2020. The CPRA amends the CCPA by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities when the law takes effect on January 1, 2023. Furthermore, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act (“CPA”), which takes effect on July 1, 2023. There are similarities between the CPA and CDPA and the CCPA and CPRA, as well as with legislation proposed in other states. But there are aspects of these privacy statutes that remain unclear, and which may result in us having to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply.
Additionally, our compliance with our privacy policy and our general consumer data privacy and security practices are also subject to review by the Federal Trade Commission, which may bring enforcement actions to challenge allegedly unfair and deceptive trade practices, including the violation of privacy policies and representations or material omissions therein.
Our marketing activities in the EU/EEA are subject to the Directive on privacy and electronic communications (“ePrivacy Directive”) and national implementation laws, which impose stringent rules and restrictions on electronic marketing such as consent (opt-in) requirements for certain types of direct marketing and the use of cookies and comparable tracking technologies on websites. These legal frameworks are continuously evolving and being interpreted by courts and regulators. Moreover, there currently are a number of other proposals related to data privacy and security pending before several legislative and regulatory bodies. For example, the European Union is contemplating the adoption of the Regulation on Privacy and Electronic Communications (the “e-Privacy Regulation”). While this regulation was planned to take effect simultaneously with GDPR, it is currently still being debated and discussed by the EU member states. The current draft of the e-Privacy Regulation imposes strict opt-in e-marketing rules with limited exceptions to business to business communications and significantly increases fining powers to the same levels as GDPR. Regulation of cookies and comparable tracking technologies may lead to broader restrictions on our online activities, including efforts to understand followers’ internet usage and promote ourselves to them. See “Risk Factors—Risks Related to Government Regulation and Litigation—Failure to comply with federal and state laws and regulations and industry standards relating to privacy, data protection, advertising and consumer protection, or the expansion of current or the enactment of new laws, regulations or industry standards relating to privacy, data protection, advertising and consumer protection, could adversely affect our business, financial condition, and results of operations.”
Available Information
We make available on our website (www.torrid.com) under “Investors” our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish them to the SEC. The SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Our Board of Directors Committee Charters (Audit, Compensation and Nominating and Corporate Governance Committees), Corporate Governance Guidelines and Code of Business Conduct are also available on our website under “Investors, Governance Documents.”

Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the financial and other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations", before you decide to purchase, hold or sell shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and cash flows could be materially and adversely affected. As a result, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock.
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
•our failure to find employees that reflect our brand image and embody our culture;
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
Since apparel retail stores were generally deemed “non-essential” by most federal, state, provincial and local government authorities in North America, all of our stores had to remain closed for 58 days in 2020. Stores in more restrictive states, such as California, experienced extended periods of complete closure and opened only for curbside services for most of the third and fourth fiscal quarters of 2020. Even when our stores opened, we experienced reduced customer traffic and net sales volume due to changes in consumer behavior as individuals decreased discretionary retail spending and practiced social distancing and other behavioral changes mandated by governmental authorities or independently undertaken out of an abundance of caution. In many of the states in which we operate, the COVID-19 pandemic has resulted in an acute economic downturn and significantly increased unemployment. A sustained decline in the sales and operating results of our omni-channel sales as a result of the ongoing COVID-19 pandemic, the acute economic downturn resulting therefrom or continued weak economic conditions could, in turn, materially and adversely affect the profitability of our operations.
The COVID-19 outbreak, including the spread of COVID-19 variants, has caused a disruption in our supply chain and has adversely impacted economic conditions in North America, Europe, China and elsewhere. These and other disruptions, as well as poor economic conditions generally, may lead to a decline in the sales and operating results of our omni-channel sales. In addition, the continuation of the global outbreak of COVID-19 may adversely affect the economies and financial markets of many countries and could result in a sustained reduction in the demand for our products. A decline in the sales and operating results of our products could in turn materially and adversely affect our ability to pursue our growth strategy. Each of these results would reduce our future sales and profit margins, which in turn could materially and adversely affect our business and results of operations.
Further, since many of our personnel are working remotely as a result of the COVID-19 pandemic, it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as increase our exposure to potential wage and hour issues.
The extent to which the COVID-19 pandemic impacts us will depend on future developments, including the duration, spread and severity of the pandemic, the extent and severity of additional outbreaks and new variants, the effectiveness or duration of mitigation measures, including vaccination efforts, intended to contain the spread of COVID-19 or prevent future outbreaks, and the effect of these developments on overall demand in the retail sector, all of which are highly uncertain and difficult to accurately predict. The recent spread of the Delta and Omicron variants of COVID-19, which appears to be more transmissible than other variants to date, may extend the impact of COVID-19 on our business. The impact of COVID-19 variants that may arise cannot be predicted at this time and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines, any new measures that may be introduced by governments or other parties in response to an increase in COVID-19 cases. For instance, we remain subject to the risk that federal, state, provincial and local government authorities may re-institute restrictions based upon local surges and new waves of infection, including those caused by COVID-19 variants.
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
Consumer purchases of discretionary items, including our products, generally decline during recessionary periods and other periods where disposable income is adversely affected. Our performance is subject to factors that affect domestic and worldwide economic conditions, particularly those that affect our target demographic. These factors may include unemployment rates, levels of consumer and student debt, the availability of consumer credit, healthcare costs, reductions in net worth, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, inflation, consumer confidence, the value of the United States dollar versus foreign currencies and other macroeconomic factors, such as the economic disruption caused by the COVID-19 pandemic and the Russian invasion of Ukraine. Deterioration in economic conditions or increasing unemployment levels may reduce the level of consumer spending and inhibit consumers’ use of credit, which may adversely affect our net sales and profits. In recessionary periods, we may have to increase the number of promotional sales or otherwise dispose of inventory for which we have previously paid to manufacture, which could adversely affect our profitability in those periods. Weakened economic conditions and a slowdown in the economy could also adversely affect shopping center traffic and new shopping center development, which could materially adversely affect us, even though we are a destination for our customers.
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
Recent inflationary pressures have increased the cost of energy and raw materials and may adversely affect our results of operations. If inflation continues to rise and further impact the cost of energy and raw materials, we may not be able to offset cost increases to our products through price adjustments without negatively impacting customer demand, which could adversely affect our sales and results of operations.
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
Our failure to attract and retain employees that reflect our brand image, embody our culture and possess the appropriate skill set could adversely affect our business and our results of operations.
Our success depends in part upon our ability to attract, motivate and retain a sufficient number of employees who understand and appreciate our corporate culture and customers and are able to adequately and effectively represent this culture and establish credibility with our customers. The employee turnover rate in the retail industry is generally high and worsened during the COVID-19 pandemic. Excessive employee turnover will result in higher employee costs associated with finding, hiring and training new employees. If we are unable to hire and retain personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture, understanding of our customers and knowledge of the merchandise we offer, our ability to open new stores may be impaired, the performance of our existing and new stores could be materially adversely affected, our brand image may be negatively impacted and our results of operations may be adversely affected. Competition for such qualified individuals could require us to pay higher wages to attract a sufficient number of employees. Changes to our office environments, the adoption of new work models, and our requirements and/or expectations about when or how often certain employees work on-site or remotely may not meet the expectations of our employees. As businesses increasingly operate remotely, traditional geographic competition for talent may change in ways that we cannot presently predict. If our employment proposition is not perceived as favorable compared to other companies, it could negatively impact our ability to attract and retain our employees.
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
We receive certain key services from a range of different third parties, including merchandise vendors, landlords, suppliers and logistics partners. For example, we rely on third-parties to provide certain inbound and outbound transportation and delivery services, distribution services, customs and brokerage services and real estate management services. In connection with our sourcing activities, we rely on vendors to help us source products. If any of these third parties fails to perform their obligations to us or declines to provide services to us in the future, we may suffer a disruption to our business or increased costs. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.
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
From time to time, our systems require modifications and updates, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; and integrating new service providers, and adding enhanced or new functionality. Although we are actively selecting systems and vendors and implementing procedures to enable us to maintain the integrity of our systems when we modify them, there are inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementation of these technology initiatives could reduce the efficiency of our operations in the short term. In addition, any interruption in the operation of our websites, particularly our e-Commerce site, could cause us to suffer reputational harm or to lose sales if customers are unable to access our site or purchase merchandise from us during such interruption. The efficient operation and successful growth of our business depends upon our information systems. The failure of our information systems and the third party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business or subject us to liability and thereby harm our profitability.
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
Electronic security attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high profile electronic security breaches leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies. Attempts by computer hackers or other unauthorized third parties to penetrate or otherwise gain access to our computer systems or the systems of third parties with which we do business through fraud or other means of deceit, if successful, may result in the misappropriation of personal information, payment card or check information or confidential business information. Such incidents have been attempted or have occurred in the past, and may occur in the future. Hardware, software or applications we utilize may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. In addition, our associates, contractors or third parties with which we do business or to which we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. Despite advances in security hardware, software, and encryption technologies, the methods and tools used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We are implementing and updating, our processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever- evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems, procedures, controls and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data.
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
In fiscal year 2021, we sourced 52% of our products from manufacturing partners in China. Additionally, our manufacturing partners outside of China may source their own raw materials from third parties in other countries, including China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. Our results of operations will be materially and adversely affected if the labor costs of our third-party suppliers and manufacturers increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China.
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
In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, in 2020, the California Consumer Privacy Act (“CCPA”), came into force provides new data privacy rights for California consumers and new operational requirements for covered companies. Specifically, the CCPA mandates that covered companies provide new disclosures to California consumers and afford such consumers new data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA, which takes effect on January 1, 2023 and significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. For example, the CCPA has encouraged “copycat” laws and in other states across the country, such as in Virginia, New Hampshire, Illinois and Nebraska. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data.
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
In addition, the data protection landscape in the European Union (“EU”) and European Economic Area (“EEA”) is continually evolving, resulting in possible significant operational costs for internal compliance and risks to our business. The EU adopted the GDPR, which became effective in May 2018, and contains numerous requirements and changes from previously existing EU laws, including extended data subjects’ rights for individuals, consent requirements for certain marketing activities and heavier documentation requirements for data protection compliance programs by companies. It is possible that the GDPR may apply to us even though Torrid is not organized in the EU and we do not have an establishment in the EU or in the EEA.
Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Recent legal developments in Europe have created complexity and uncertainty regarding such transfers.
Companies that fail to comply with their GDPR obligations, which may include us if it is determined that the GDPR applies to us, can face material consequences including large financial penalties (including fines of up to 4% of global annual revenue of the group of undertakings for the preceding financial year or €20 million (whichever is higher) for the most serious violations), investigations, civil actions including claims for damages and cease-and-desist claims and reputational damages.
In addition to the GDPR, the European Commission has additional draft regulation in the approval process that focuses on a person’s right to conduct a private life. See “Business—Regulation and Legislation—Data Privacy and Security.”
Further, in March 2017, the United Kingdom (“U.K.”) formally notified the European Council of its intention to leave the EU pursuant to Article 50 of the Treaty on European Union (“Brexit”). The U.K. ceased to be an EU Member State on January 31, 2020, but enacted a Data Protection Act substantially implementing the GDPR, effective in May 2018, which was further amended to align more substantially with the GDPR following Brexit. It is unclear how U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the U.K. will be regulated. Some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. Since the expiry of the transitional period following Brexit, we have elected to comply with both the GDPR and the U.K. GDPR, with each regime, if it is determined that the relevant regime applies to us, having the ability to fine up to the greater of €20 million (in the case of the GDPR) or £17.5 million (in the case of the U.K. GDPR) and 4% of total annual revenue. We are therefore potentially exposed to two parallel data privacy regimes in Europe, each of which potentially authorizes significant fines for certain violations.
Further, we are subject to the Payment Card Industry, or PCI, Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. We rely on vendors to handle PCI matters and to ensure PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI Data Security Standard, based on past, present, and future business practices, which could have an adverse impact on our business and reputation.
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
Changes in tax laws or regulations in any of the jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could adversely affect our business, financial condition and operating results. The “Coronavirus Aid, Relief, and Economic Security Act,” or the CARES Act, was signed into law in March 2020 in response to the COVID-19 pandemic. The CARES Act resulted in significant changes to the U.S. federal corporate tax law and provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. Additionally, several state and foreign jurisdictions have enacted additional legislation to conform with federal changes. In December 2020, the “Consolidated Appropriations Act,” or the CAA, was enacted in further response to the COVID-19 pandemic. The CAA revises certain tax measures enacted under the CARES Act, such as the deductibility of certain meal and entertainment expense paid or incurred in 2021 and 2022, and employment retention credit claims. We have considered the applicable tax law changes in our tax provision for 2021 and continue to evaluate the impact of these tax law changes on future periods.
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
We are subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities, and our products could be subject to involuntary recalls and other actions by these authorities. We purchase merchandise from suppliers domestically as well as outside the United States. One or more of our suppliers might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before such merchandise is received by our customers. Issues of product safety could result in a recall of products we sell. Additionally, regulatory authorities, including the Consumer Product Safety Commission, have undertaken reviews of product safety and are in the process of enacting or are considering various proposals for more stringent laws and regulations. In particular, the Consumer Product Safety Improvement Act of 2008 imposes significant requirements on the sale of consumer products and enhanced penalties for noncompliance. Such regulations contain provisions which have uncertain applicability to products we sell, and such lack of certainty may inhibit our willingness to carry products or cause us to carry product we otherwise would not. These regulations could result in delays in getting products to our stores, lost sales, the rejection of our products by consumers, damage to our reputation or material increases in our costs, and may have a material adverse effect on our business. Moreover, individuals and organizations may assert legal claims for our non-compliance with consumer product rules and regulations, and we may be subject to lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed or fall outside the scope of indemnities provided by third parties or outside the coverages of our insurance policies.
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
On June 14, 2021, we entered into the New Term Loan Credit Agreement in an initial aggregate amount of $350.0 million and used borrowings thereunder to, among other things, repay and terminate the Original Term Loan Credit Agreement. Our New Term Loan Credit Agreement has a maturity date of June 14, 2028. As of January 29, 2022, we had $341.4 million of outstanding indebtedness, net of unamortized OID and financing costs, consisting of loans under the New Term Loan Credit Agreement. For a description of our debt service obligations, including mandatory repayments, under the New Term Loan Credit Agreement, see “Note 12—Debt Financing Arrangements.” Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant lease obligations. As of January 29, 2022, the estimated annual future occupancy payments for lease terms that include periods covered by options to extend some of our leases was $301.0 million. Our indebtedness and lease obligations could have other important consequences to you and significant effects on our business. For example, it could:

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
A failure by us or our subsidiaries to comply with the covenants under the New Term Loan Credit Agreement or the agreement governing the Existing ABL Facility, as amended, or to maintain the required financial ratios contained in the agreement governing the Existing ABL Facility, as amended, could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Additionally, a default by us under the New Term Loan Credit Agreement, the agreement governing the Existing ABL Facility, as amended, or an agreement governing any other future indebtedness may trigger cross-defaults under the New Term Loan Credit Agreement, the agreement governing the Existing ABL Facility, as amended, or any other future agreements governing our indebtedness. Upon the occurrence of an event of default or cross-default under any of the present or future agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern. See “Note 12—Debt Financing Arrangements.”
Risks Related to Ownership of Our Common Stock
We are a “controlled company” and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. In addition, Sycamore’s interests may conflict with our interests and the interests of other stockholders.
As of January 29, 2022, Sycamore Partners Management, L.P. ("Sycamore") controlled the voting power of a majority of our common stock. As a result, we are a “controlled company” within the meaning of the applicable stock exchange corporate governance standards. Under the rules of the NYSE, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including:

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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of our Company more difficult without the approval of our board of directors. Among other things, these provisions:

•would allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;
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
If we are unable to design, implement and maintain effective internal controls in accordance with Section 404 of Sarbanes-Oxley, we may not be able to report our financial results in a timely and reliable manner, which could have a material adverse effect on our business and stock price. We previously identified material weaknesses in our internal control over financial reporting.
As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal controls over financial reporting, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results. In addition, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of Sarbanes-Oxley, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley.
In connection with the audits of our consolidated financial statements as of and for the years ended January 30, 2016, January 28, 2017 and February 3, 2018 we have identified material weaknesses in our internal control over financial reporting. These material weaknesses resulted in a revision and restatement of previously issued annual and interim consolidated financial statements and could result in misstatements to our consolidated financial statements or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. The material weaknesses we identified were as follows: (1) we determined that we did not maintain a sufficient complement of resources with an appropriate level of accounting expertise, knowledge and training commensurate with the complexity of our financial accounting and financial reporting requirements to allow for appropriate monitoring of financial reporting matters and internal control over financial reporting; (2) we did not maintain effective controls over the period-end financial reporting process and preparation of financial statements; (3) we configured key accounting systems that allowed for journal entries to be created and posted by the same individual; and (4) we did not design and maintain controls related to the accuracy and presentation of our share-based compensation expense and the corresponding capital contribution from Torrid Holding LLC. As of February 2, 2019, the material weaknesses with respect to a sufficient complement of resources, controls over the financial reporting process, and configuration of key accounting systems had been remediated. As of January 29, 2022, the material weakness with respect to share-based compensation expense had been remediated.
We cannot assure you that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to avoid potential future material weaknesses. If we are unable to conclude that we have effective internal control over financial reporting or other material weaknesses or control deficiencies occur in the future, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements and investors may lose confidence in our financial reporting, which could have a material adverse effect on the trading price of our stock.
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
Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our Company, (2) action asserting a claim of breach of a fiduciary duty owed by any director or officer of our Company to the Company or the Company’s stockholders, (3) action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or our amended and restated certificate of incorporation or our amended and restated bylaws, or (4) action asserting a claim against us or any director or officer of the Company governed by the internal affairs doctrine. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, Section 22 of the Securities Act of 1933, as amended ("Securities Act") creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation will provide that, unless we consent in writing to the selection of an alternate forum, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. We note that there is uncertainty as to whether a court would enforce the choice of forum provision with respect to claims under the federal securities laws, and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
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
We will incur increased costs as a result of becoming a public company, particularly since we are no longer an “emerging growth company.”
As a public company, we will incur significant legal, accounting, insurance and other expenses that we did not previously incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with complying with the requirements of Sarbanes-Oxley and related rules implemented by the SEC. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
As of January 29, 2022, we no longer qualified as an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies no longer applied to us. As a result, we are no longer permitted to take advantage of the reduced regulatory and reporting requirements afforded to emerging growth companies. Accordingly, we will likely incur additional expenses and devote substantial management effort toward ensuring compliance with those additional requirements, including the auditor attestation requirements for internal controls over financial reporting. Compliance with these additional laws, rules and regulations will likely increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. In addition, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and operating results. We may also need to hire more employees in the future or engage additional outside consultants to comply with these requirements, which would increase our costs and expenses.
War, terrorism and other catastrophes could negatively impact our customers, places where we do business and our         expenses.
The continued threat of armed conflicts, war, political instability, terrorism, heightened security and military action in response to this threat, any future acts of terrorism, and significant natural disasters, public health issues or other catastrophic events may cause disruptions and create uncertainties that affect our business. To the extent that such disruptions or uncertainties negatively impact commercial transportation and shipping, shopping patterns and/or shopping center traffic, or adversely affect consumer confidence or the economy in general, our business, operating results and financial condition could be materially and adversely affected. A significant natural disaster, public health issue or other catastrophic event affecting our facilities could materially affect our supply chain, our information system and other aspects of our operations.

Item 1B. Unresolved Staff Comments
None

Item 2. Properties
We are headquartered in City of Industry, California. Our principal executive offices are leased under a lease agreement expiring in 2024, with options to renew thereafter. We do not own any real property.
As of January 29, 2022, we operated 624 stores in 50 U.S. states, Puerto Rico and Canada. Our stores are located primarily in premium malls, strip centers, lifestyle centers or outlet locations. They perform consistently across all formats because, we believe, our stores serve as a shopping destination for our customers and are therefore less dependent on broader traffic trends. The average size of our stores is approximately 3,000 square feet. All of our stores are leased from third parties and expect new leases to have initial terms of six years based on current discussions. A majority of our store leases, including all new leases signed since fiscal year 2013 include performance-based early termination provisions or “kickout” clauses. These clauses provide us the contractual flexibility to exit a store or renegotiate rent in the event a store’s performance deteriorates. Approximately 75% of current leases will have a termination or kickout within 3 years of the end of fiscal year 2021, providing us with significant flexibility. The average remaining lease term was 4.0 years as of January 29, 2022, before the assumed benefit of kickout clauses. Assuming termination of each lease at the earlier of its first available kickout date or full term, the average remaining lease term was 1.9 years as of January 29, 2022. Substantially all of our store leases also include early termination provisions based on co-tenancy requirements for the shopping center. Given the positive performance trajectory of our stores, we have historically exercised these kick-out or co-tenancy termination provisions on a limited basis. In fiscal year 2019, 46 leases were on variable rent structures which represented 8% of total leases. In fiscal year 2020, we transitioned 87 leases to variable rent structures. As of January 29, 2022, 22% of our total leases were on variable rent structures, providing additional flexibility to our store fleet going forward. A number of our leases have built-in options to extend our tenancy for periods of up to five years.
Generally, store leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent and sometimes includes a contingent rent payment based on the store’s sales in excess of a specified threshold. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. We renegotiate with landlords to obtain more favorable terms as opportunities arise.
The table below sets forth the number of Torrid stores by U.S. state or Canadian province that we operated as of January 29, 2022.

U.S. State	Number of Stores	U.S. State	Number of Stores	U.S. State	Number of Stores
AK	2	MD	12	PR	2
AL	7	ME	2	RI	2
AR	7	MI	21	SC	6
AZ	14	MN	13	SD	2
CA	56	MO	12	TN	15
CO	12	MS	5	TX	55
CT	7	MT	2	UT	7
DE	2	NC	17	VA	14
FL	35	ND	3	VT	1
GA	19	NE	3	WA	16
HI	3	NH	6	WI	15
IA	8	NJ	17	WV	5
ID	3	NM	5	WY	1
IL	24	NV	7		Number of Stores
IN	18	NY	20	Canada
KS	3	OH	28	CAN-AB	4
KY	9	OK	7	CAN-BC	2
LA	9	OR	8	CAN-MB	1
MA	10	PA	23	CAN-ON	17

Item 3. Legal Proceedings
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

Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our stock is traded is the New York Stock Exchange under the symbol "CURV" and began trading on July 1, 2021. Prior to that date there was no public trading market for our common stock. Our website is www.torrid.com. The number of holders of record of our stock as of March 28, 2022 was 36.
Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Torrid Holdings, Inc. under the Securities Act or the Exchange Act.

The graph below presents our cumulative total shareholder returns on our common stock relative to the performance of the S&P 500 Index and the S&P Retail Select Industry Index. The graph assumes $100 was invested at the market close on July 1, 2021, which was the first day our common stock began trading and its relative performance is tracked through January 29, 2022. Data for the S&P 500 Index, and the S&P Retail Select Industry Index assume reinvestment of dividends, if any. The graph uses the closing market price on July 1, 2021 of $24.15 per share as the initial value of our common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Cumulative Stock Performance Graph
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
7/1/21
7/21
8/21
9/21
10/21
11/21
12/21
1/22
Torrid Holdings Inc.
S&P 500
S&P Select Retail

(in dollars)	July 01, 2021	January 29, 2022
Torrid Holdings Inc.	$100.00	$36.52
S&P 500	$100.00	$102.59
S&P 500 Retail Select Industry	$100.00	$80.83

Dividends
We have never declared nor paid any cash dividends on our common stock. We currently do not expect to pay any dividends on our common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Additionally, our operating subsidiaries are currently restricted from paying cash dividends by the agreements governing their indebtedness, and we expect these restrictions to continue in the future. We are not obligated to pay dividends on our common stock.
Use of Proceeds
Our registration statement on Form S-1 related to our initial public offering (“IPO”) was declared effective on June 30, 2021, and our common stock began trading on the New York Stock Exchange on July 1, 2021. On July 6, 2021, we completed the IPO and certain of our shareholders sold 12,650,000 shares of common stock at a public offering price of $21.00 per share, including 1,650,000 shares of common stock after full exercise of the underwriters' option, for net proceeds of $248.4 million, after deducting underwriting discounts of $17.3 million. The offering costs of approximately $6.0 million were borne by us. We did not receive any proceeds from the sale of our shares of common stock by the selling stockholders.
Recent Sales of Unregistered Securities
None.
Share Repurchases
On December 6, 2021, our board of directors authorized a new share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. As of January 29, 2022, we had approximately $76.6 million remaining under the repurchase program.
The following is a summary of our repurchases of common shares during the three months ended January 29, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 31 - November 30	—	$—	—	$—
December 1 - December 31	1,209,529	$10.90	1,209,529	$86,821,613
January 1 - January 29	1,105,737	$9.20	1,105,737	$76,647,957
	2,315,266	$10.09	2,315,266	$76,647,957

Item 6. [Reserved]
Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors.”
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

	Fiscal Year Ended
	(in thousands, except net sales per active customer, number of stores and percentages)
	February 1, 2020	January 30, 2021	January 29, 2022
Active customers (as of end of period)(A)	3,364	3,182	3,821
Net sales per active customer(A)	$308	$306	$335
Comparable sales(B)	13%	(7)%	31%
Number of stores (as of end of period)	607	608	624
Net income (loss)	$41,869	$24,532	$(29,944)
Adjusted EBITDA(C)	$131,999	$100,797	$245,853
Adjusted EBITDA margin(C)	13%	10%	19%

(A)Active customers and net sales per active customer calculated on a preceding four quarters basis.
(B)The computation of comparable sales includes results from stores that were temporarily closed due to COVID-19.
(C)Please refer to "Results of Operations" for a reconciliation of net income (loss) to Adjusted EBITDA.
Active Customers. We define an active customer as a distinct, identifiable customer who has completed at least one purchase transaction either in-store or online in the preceding four quarters. We are able to identify the vast majority of our customers primarily through our robust loyalty program, which gives us access to extensive customer and sales data. We have improved our customer tracking capabilities and have grown the proportion of our net sales attributable to active customers over time. The proportion of net sales that we are able to attribute to active customers was 96% for fiscal year 2019, 98% for fiscal year 2020 and 97% for fiscal year 2021. As a result, historical year-over-year growth in active customers may factor in increases attributable to our improved capabilities. We view the number of active customers as a key indicator of our growth, the reach of our e-Commerce and stores platform, the value proposition and consumer awareness of our brand and our customers’ desire to purchase our products.
Net Sales per Active Customer. We define net sales per active customer for any given period as the net sales in the preceding four quarters, divided by the total number of active customers at the end of that period. We view net sales per active customer as a key indicator of our customers’ purchasing patterns, including their initial and repeat purchase behavior and intend to closely monitor this metric going forward.
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
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of our operating performance that are neither required by, nor presented in accordance with GAAP and our calculation thereof may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA represents GAAP net income (loss) plus interest expense less interest income, net of other (income) expense, plus provision for less (benefit from) income taxes, depreciation and amortization (“EBITDA”), and share-based compensation, non-cash deductions and charges and other expenses. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of our total net sales. We believe Adjusted EBITDA and Adjusted EBITDA margin facilitate operating performance comparisons from period to period by isolating the effects of certain items that vary from period to period without any correlation to ongoing operating performance. We also use Adjusted EBITDA and Adjusted EBITDA margin as two of the primary methods for planning and forecasting the overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA and Adjusted EBITDA margin as commonly used measures in determining business value and, as such, use them internally to report and analyze our results and we additionally use Adjusted EBITDA as a benchmark to determine certain non-equity incentive payments made to executives.
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
•provision for income taxes;
•depreciation and amortization;
•share-based compensation;
•non-cash deductions and charges;
•other expenses; and
•duplicative Ohio Distribution Center costs.
Material Events and Uncertainties Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and elsewhere in this Annual Report on Form 10-K in the section titled “Risk Factors.”

Customer Acquisition Retention. Our success is impacted not only by efficient and profitable customer acquisition, but also by our ability to retain customers and encourage repeat purchases. It is important to maintain reasonable costs for these marketing efforts relative to the net sales and profit we expect to derive from customers. Failure to effectively attract customers on a cost-efficient basis would adversely impact our profitability and operating results. New requirements for consumer disclosures regarding privacy practices, and new application tracking transparency framework that requires opt-in consent for certain types of tracking were implemented by third party providers in 2021 which has increased the difficulty and cost of acquiring and retaining customers. These changes may adversely affect our results of operations.
Customer Migration from Single to Omni-channel. We have a history of converting customers from single-channel customers to omni-channel customers, defined as active customers who shopped both online and in-store within the last twelve months. Customers that shop across multiple channels purchase from us more frequently and, spent approximately 3.4 times more per year than our single-channel customer.
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
Impact of COVID-19. The COVID-19 pandemic has caused general business disruption worldwide. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are uncertain. As a result of the COVID-19 pandemic, we temporarily closed our headquarters, distribution center and retail stores, required our employees and contractors to work remotely, and implemented travel restrictions. The operations of our suppliers and manufacturers and behaviors of customers have likewise been altered. Concurrently with the vaccine rollout, business restrictions and stay-at-home orders have eased out (although we remain subject to the risk of future restrictions). Consumer spending has also increased with additional U.S. government stimulus payments. Consequently, our operating results improved significantly during fiscal year 2021. However, the impact of the COVID-19 pandemic remains highly uncertain and depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of the vaccine rollout and containment actions taken in relation to new variants of COVID-19. As a result, recent favorable trends may not continue and our results of operations may continue to be adversely affected by the COVID-19 pandemic.
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
Provision for Income Taxes. Our provision for income taxes consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions and uncertain tax positions.

Results of Operations
Fiscal Year 2021 Compared to Fiscal Year 2020
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 30, 2021	% of Net Sales	January 29, 2022	% of Net Sales
Net sales	$973,514	100.0%	$1,278,794	100.0%
Cost of goods sold	643,215	66.1%	759,826	59.4%
Gross profit	330,299	33.9%	518,968	40.6%
Selling, general and administrative expenses	222,098	22.8%	420,932	33.0%
Marketing expenses	51,382	5.3%	52,654	4.1%
Income from operations	56,819	5.8%	45,382	3.5%
Interest expense	21,338	2.2%	29,497	2.3%
Interest income, net of other (income) expense	(42)	0.0%	56	0.0%
Income before provision for income taxes	35,523	3.6%	15,829	1.2%
Provision for income taxes	10,991	1.1%	45,773	3.5%
Net income (loss)	$24,532	2.5%	$(29,944)	(2.3)%
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented (dollars in thousands):

	Fiscal Year Ended
	January 30, 2021	January 29, 2022
Net income (loss)	$24,532	$(29,944)
Interest expense	21,338	29,497
Interest income, net of other (income) expense	(42)	56
Provision for income taxes	10,991	45,773
Depreciation and amortization(A)	33,072	35,204
Share-based compensation(B)	7,791	159,754
Non-cash deductions and charges(C)	1,984	615
Other expenses(D)	1,131	4,898
Adjusted EBITDA	$100,797	$245,853

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
Net Sales
Net sales for fiscal year 2021 increased $305.3 million, or 31.4%, to $1,278.8 million, from $973.5 million for fiscal year 2020. This increase was primarily driven by an increase in orders placed and an increase in average order value relative to fiscal year 2020, which was impacted by disruption caused by the COVID-19 pandemic. Active customers increased 0.6 million, or 18.8%, to 3.8 million at the end of fiscal year 2021, from 3.2 million at the end of fiscal year 2020. Net sales per active customer increased by 9.4% from $306 in fiscal year 2020 to $335 in fiscal year 2021. The total number of stores we operate increased by 16 stores, or 2.6%, to 624 stores at the end of fiscal year 2021, from 608 stores at the end of fiscal year 2020.
Gross Profit
Gross profit for fiscal year 2021 increased $188.7 million, or 57.1%, to $519.0 million, from $330.3 million for fiscal year 2020. This increase was primarily due to higher net sales volumes that drove a $205.6 million increase in merchandise margin. Gross profit as a percentage of net sales increased 6.7% to 40.6% in fiscal year 2021 from 33.9% in fiscal year 2020.

This increase was primarily driven by higher merchandise margin rate and leverage of store occupancy costs, distribution costs, merchandising payroll costs and store depreciation expense as a result of higher net sales volume. The higher merchandise margin rate was primarily driven by decreased promotional activity and write downs of inventory, partially offset by increased transportation costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for fiscal year 2021 increased $198.8 million, or 89.5%, to $420.9 million, from $222.1 million for fiscal year 2020. This increase was primarily due to a $152.0 million increase in share-based compensation expense, increased store payroll costs of $27.7 million, increased performance bonuses of $8.0 million, other store operating cost increases of $6.9 million and increased headquarters general and administrative expenses of $4.2 million, primarily due to additional costs associated with being a publicly traded company. Selling, general and administrative expenses as a percentage of net sales increased 10.2% to 33.0% in fiscal year 2021 from 22.8% in fiscal year 2020. This increase was driven by increased share-based compensation expense and performance bonuses, partially offset by leverage of headquarters general and administrative expenses, other store operating costs and store/e-Commerce payroll costs as a result of higher net sales volume.
Marketing Expenses
Marketing expenses for fiscal year 2021 increased $1.3 million, or 2.5%, to $52.7 million, from $51.4 million for fiscal year 2020. This increase was primarily due to increased digital, store and brand marketing, partially offset by decreased direct mail program spend. Marketing expenses as a percentage of net sales decreased by 1.2% to 4.1% in fiscal year 2021 from 5.3% in fiscal year 2020. This decrease was driven by leverage of our marketing expenses as a result of higher net sales volume.
Interest Expense
Interest expense was $29.5 million for fiscal year 2021, compared to $21.3 million for fiscal year 2020. The increase was primarily due to the write-off of $5.2 million of unamortized deferred financing costs and OID when we repaid the Amended Term Loan Credit Agreement, and the $2.1 million prepayment penalty. The increase was also due to an increase in the total borrowings outstanding related to the New Term Loan Credit Agreement as of January 29, 2022 compared to the total borrowings outstanding related to the Amended Term Loan Credit Agreement as of January 30, 2021, partially offset by a lower variable interest rate related to the New Term Loan Credit Agreement compared to the variable interest rate related to the Amended Term Loan Credit Agreement.
Provision for Income Taxes
The provision for income taxes for fiscal year 2021 increased by $34.8 million to $45.8 million, from $11.0 million for fiscal year 2020. Our effective tax rate was 289.2% for fiscal year 2021 as compared to 30.9% for fiscal year 2020. The unconventional effective tax rate for fiscal year 2021 is primarily due to the increase in the amount of non-deductible items associated with share-based compensation, relative to income before provision for income taxes for fiscal year 2021. The increase in the amount of non-deductible items associated with share-based compensation during fiscal year 2021 was driven by a $111.4 million remeasurement adjustment related to the increase in the value of the incentive units as indicated by the Torrid Holding LLC equity value as of June 30, 2021, following the pricing of our IPO.

Fiscal Year 2020 Compared to Fiscal Year 2019
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	February 1, 2020	% of Net Sales	January 30, 2021	% of Net Sales
Net sales	$1,036,984	100.0%	$973,514	100.0%
Cost of goods sold	640,909	61.8%	643,215	66.1%
Gross profit	396,075	38.2%	330,299	33.9%
Selling, general and administrative expenses	253,378	24.5%	222,098	22.8%
Marketing expenses	65,704	6.3%	51,382	5.3%
Income from operations	76,993	7.4%	56,819	5.8%
Interest expense	16,493	1.6%	21,338	2.2%
Interest income, net of other (income) expense	(202)	0.0%	(42)	0.0%
Income before provision for income taxes	60,702	5.8%	35,523	3.6%
Provision for income taxes	18,833	1.8%	10,991	1.1%
Net income	$41,869	4.0%	$24,532	2.5%
The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (dollars in thousands):

	Fiscal Year Ended
	February 1, 2020	January 30, 2021
Net income	$41,869	$24,532
Interest expense	16,493	21,338
Interest income, net of other (income) expense	(202)	(42)
Provision for income taxes	18,833	10,991
Depreciation and amortization(A)	30,208	33,072
Share-based compensation(B)	11,993	7,791
Non-cash deductions and charges(C)	4,435	1,984
Other expenses(D)	2,510	1,131
Ohio Distribution Center costs(E)	5,860	—
Adjusted EBITDA	$131,999	$100,797

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
(E)Represents the duplicative and start-up costs associated with our West Jefferson, Ohio distribution center leased in fiscal year 2018. This isolates the effect of incurring costs related to our West Jefferson, Ohio distribution center, which was not yet fully operational in fiscal year 2019, while also incurring distribution and e-Commerce fulfillment costs charged to us by Hot Topic under the various services agreements.
Net Sales
Net sales for fiscal year 2020 decreased $63.5 million, or 6.1%, to $973.5 million, from $1,037.0 million for fiscal year 2019. This decrease was primarily driven by a decline in orders placed and a decline in average order value as a result of the disruption caused by the COVID-19 pandemic. Active customers decreased 0.2 million, or 5.4%, to 3.2 million at the end of fiscal year 2020, from 3.4 million at the end of fiscal year 2019. Net sales per active customer decreased by 0.6% from $308 in fiscal year 2019 to $306 in fiscal year 2020. The total number of stores we operate increased by 1 store, or 0.2%, to 608 stores at the end of fiscal year 2020, from 607 stores at the end of fiscal year 2019.

Gross Profit
Gross profit for fiscal year 2020 decreased $65.8 million, or 16.6%, to $330.3 million, from $396.1 million for fiscal year 2019. This decrease was primarily due to lower net sales volumes that drove an $88.2 million decrease in merchandise margin. Gross profit as a percentage of net sales decreased 4.3% to 33.9% in fiscal year 2020 from 38.2% in fiscal year 2019. This decrease was driven by lower merchandise margin rate, partially offset by decreased store occupancy costs. The decrease in store occupancy costs was driven by negotiated rent concessions for certain store leases, including rent abatement during the period that those stores were closed due to COVID-19, as well as the transition to variable rent structures, many of which extend through fiscal year 2021 and beyond. The lower merchandise margin rate was primarily driven by increases in promotional activity and e-Commerce shipping cost increases.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for fiscal year 2020 decreased $31.3 million, or 12.3%, to $222.1 million, from $253.4 million for fiscal year 2019. This decrease was primarily due to lower store payroll costs of $24.0 million as a result of temporary store closures due to the COVID-19 pandemic, a decrease of $4.2 million in share-based compensation expense and a decrease of $2.8 million in performance bonuses. Selling, general and administrative expenses as a percentage of net sales decreased by 1.7% to 22.8% in fiscal year 2020 from 24.5% in fiscal year 2019. This decrease was driven by decreased store payroll costs, share-based compensation and performance bonuses, partially offset by increases in other store operating costs and deleverage of our headquarters general and administrative expenses as a result of lower net sales volume.
Marketing Expenses
Marketing expenses for fiscal year 2020 decreased $14.3 million, or 21.8%, to $51.4 million, from $65.7 million for fiscal year 2019. This decrease was primarily due to decreased spending in response to the COVID-19 pandemic, including photographic production and direct mail printing, partially offset by increased online marketing initiatives. Marketing expenses as a percentage of net sales decreased by 1.0% to 5.3% in fiscal year 2020 from 6.3% in fiscal year 2019.
Interest Expense
Interest expense was $21.3 million for fiscal year 2020, compared to $16.5 million for fiscal year 2019. The increase was primarily due to the interest expense incurred in connection with borrowings of $260.0 million in June 2019 related to the Original Term Loan Credit Agreement.
Provision for Income Taxes
The provision for income taxes for fiscal year 2020 decreased by $7.8 million to $11.0 million, from $18.8 million for fiscal year 2019. Our effective tax rate remained substantially the same at 30.9% for fiscal year 2020 as compared to 31.0% for fiscal year 2019.
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

Cash Flow Analysis
A summary of operating, investing and financing activities are shown in the following table (dollars in thousands):

	Year Ended
	February 1, 2020	January 30, 2021	January 29, 2022
Net cash provided by operating activities	$99,090	$151,821	$121,220
Net cash used in investing activities	(56,120)	(11,570)	(17,552)
Net cash used in financing activities	(23,335)	(45,925)	(197,809)
Net Cash Provided By Operating Activities
Operating activities consist primarily of net income (loss) adjusted for non-cash items, including depreciation and amortization and share-based compensation, the effect of working capital changes and taxes paid.
Net cash provided by operating activities during fiscal year 2021 was $121.2 million compared to $151.8 million during fiscal year 2020. The decrease in cash provided by operating activities was primarily as a result of increases in inventory purchases and prepaid income taxes and decreases in net income (loss) and operating lease liabilities and a lower increase in accounts payable compared to fiscal year 2020. The decrease in net cash provided by operating activities was partially offset by a $152.0 million increase in share-based compensation expense added back to net cash provided by operating activities as a non-cash adjustment. The increase in share-based compensation expense for fiscal year 2021 was due to an increase in Torrid Holding LLC’s equity value combined with share-based compensation pursuant to the Torrid Holdings Inc. 2021 Long-Term Incentive Plan adopted on June 22, 2021. The decrease in net cash provided by operating activities was also partially offset by an increase in accrued and other current liabilities related to increases in accrued inventory in-transit and accrued payroll and related expenses, an increase in income taxes payable and an increase in due to related parties.
Net cash provided by operating activities during fiscal year 2020 was $151.8 million compared to $99.1 million during fiscal year 2019. The increase in cash provided by operating activities was primarily as a result of increases in accounts payable and income taxes payable, a decrease in inventory purchases as a result of the decrease in net sales and a decrease in operating lease liabilities. The increase in cash provided by operating activities was partially offset by a decrease in net income (loss) and a lower increase in accrued and other current liabilities related to lower accrued payroll and related expenses and lower term loan interest payable.
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
Net cash used in investing activities were $17.6 million and $11.6 million in fiscal years 2021 and 2020, respectively. The increase in cash used in investing activities was primarily as a result of an increase in capital expenditures related to the opening of new stores and store relocations and investments in our West Jefferson, Ohio distribution center during fiscal year 2021, compared to fiscal year 2020.
Net cash used in investing activities were $11.6 million and $56.1 million in fiscal years 2020 and 2019, respectively. The decrease in cash used in investing activities was primarily as a result of a decrease in purchases of property and equipment due to fewer new store openings in fiscal year 2020, a decrease in investments in our West Jefferson, Ohio distribution center in fiscal year 2020 and the absence of information technology asset purchases from Hot Topic in fiscal year 2019.
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
Net cash used in financing activities was $197.8 million for fiscal year 2021 compared to $45.9 million for fiscal year 2020. The increase in net cash used in financing activities is primarily as a result of the following activities during fiscal year

2021: (i) $300.0 million distribution to Torrid Holding LLC, (ii) principal payments on the Amended Term Loan Credit agreement of $210.7 million, (iii) $2.1 million prepayment penalty related to the Amended Term Loan Credit Agreement, (iv) tax payments of $2.1 million made on behalf of our employees related to the vesting of restricted stock awards and RSUs, (v) $0.7 million of deferred financing costs related to the 3rd Amendment to the Existing ABL Facility, as amended and (vi) $23.4 million for repurchases and retirement of common stock, partially offset by proceeds from the New Term Loan Credit Agreement of $340.5 million, net of OID and deferred financing costs and proceeds of $0.6 million for issuances under share-based compensation plans.
Net cash used in financing activities was $45.9 million for fiscal year 2020 compared to $23.3 million for fiscal year 2019. The increase in cash used in financing activities was primarily as a result of an increase in term loan principal payments.
Debt Financing Arrangements
For the stated periods, our debt financing arrangements consisted of the following (in thousands):

	January 30, 2021	January 29, 2022
Existing ABL Facility, as amended(1)	$—	$—
Term loan
Amended Term Loan Credit Agreement(2)	210,700	—
New Term Loan Credit Agreement	—	350,000
Less: current portion of unamortized original issue discount and debt financing costs	(1,494)	(1,356)
Less: noncurrent portion of unamortized original issue discount and debt financing costs	(4,294)	(7,284)
Total term loan outstanding, net of unamortized original issue discount and debt financing costs	204,912	341,360
Less: current portion of term loan, net of unamortized original issue discount and debt financing costs	(11,506)	(20,519)
Total term loan, net of current portion and unamortized original issue discount and debt financing costs	$193,406	$320,841

(1)The Original ABL Facility was amended on June 14, 2021 to, among other things, effect an increase in aggregate commitments (subject to a borrowing base) from $70.0 million to $150.0 million. As of January 29, 2022, availability under the Amended ABL Facility was $123.9 million, which reflects no borrowings and $5.3 million of standby letters of credit issued and outstanding.
(2)On June 14, 2021, we repaid and terminated the Amended Term Loan Credit Agreement with borrowings under the New Term Loan Credit Agreement.
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

If we elect the LIBOR rate, interest is due and payable on the last day of each interest period, unless an interest period exceeds three months, then the respective dates that fall every three months after the beginning of the interest period shall also be interest payment dates. If we elect the Base rate loan, interest is due and payable the last day of each calendar quarter. The elected interest rate on January 29, 2022 was approximately 6%.

In addition to paying interest on the outstanding Principal under the New Term Loan Credit Agreement, we are required to make fixed mandatory repayments of the Principal on the last business day of each fiscal quarter until maturity commencing with the second full fiscal quarter following the closing date (“Repayment”). For each of the fiscal quarters until the maturity date and starting with the fourth fiscal quarter of 2021, Repayments represent 1.25% of the Principal, reduced as a result of the application of prior Prepayments (as defined below).

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

As of January 29, 2022, we were compliant with our debt covenants under the New Term Loan Credit Agreement.

We consider the carrying amount of the term loan to approximate fair value because it is carried at a market observable interest rate that resets periodically and is categorized as Level 2 in the fair value hierarchy.

As of January 29, 2022, total borrowings, net of OID and financing costs, of $341.4 million remain outstanding under the New Term Loan Credit Agreement. During fiscal year 2021, we recognized $14.0 million of interest expense and $0.9 million OID and financing costs related to the New Term Loan Credit Agreement. The OID and financing costs are amortized over the New Term Loan Credit Agreement’s seven-year term and are reflected as a direct deduction of the face amount of the term loan in our consolidated balance sheets. We recognize interest payments, together with amortization of the OID and financing costs, in interest expense in our consolidated statements of operations and comprehensive income (loss).
Term Loan Credit Agreement
On June 14, 2019, we entered into a term loan credit agreement (“Term Loan Credit Agreement”) among Cortland Capital Market Services LLC, as agent, KKR Credit Advisors (US) LLC, as structuring advisor, and the lenders party thereto (the “Original Lenders”). On September 17, 2020, we entered into an amendment to the Term Loan Credit Agreement (“Amended Term Loan Credit Agreement”) with the Lenders, pursuant to which the definition of total debt used in the calculation of Total Net Leverage Ratio (as defined below) was amended. All other material terms of the Term Loan Credit Agreement remained substantially the same. In September 2020, in conjunction with the Amended Term Loan Credit Agreement, we prepaid $35.0 million of the outstanding Amended Term Loan Credit Agreement Principal (as defined below), associated accrued interest of $0.2 million and an amendment fee of $0.5 million. On June 14, 2021, we utilized the proceeds from the New Term Loan Credit Agreement to pay the remaining outstanding Amended Term Loan Credit Agreement Principal (as defined below) of $207.5 million, associated accrued interest of $1.2 million and a prepayment penalty of $2.1 million.
The Amended Term Loan Credit Agreement provided for term loans in an initial aggregate amount of $260.0 million (“Amended Term Loan Credit Agreement Principal”), which was recorded net of an original issue discount (“OID”) of

$2.9 million and had a maturity date of December 14, 2024. In connection with the Term Loan Credit Agreement, we paid financing costs of approximately $4.6 million.
The $257.1 million proceeds of the Term Loan Credit Agreement, net of OID, were used to (i) purchase $213.2 million of senior participating preferred stock from Hot Topic’s Parent, HT Intermediate Holdings Corp., for which we subsequently received a promissory note receivable in exchange from Torrid Holding LLC; (ii) purchase certain information technology assets from Hot Topic for $29.5 million; (iii) make a $10.0 million distribution to Torrid Holding LLC; and (iv) pay for financing costs associated with the Term Loan Credit Agreement.
Loans made pursuant to the Original Term Loan Credit Agreement bore interest at an annual rate equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate quoted by The Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate for an interest period of one month, plus 1.00%; or (b) at a LIBOR rate for the interest period relevant to such borrowing, in each case plus an applicable margin of either 6.75% or 7.00% for LIBOR borrowings and either 5.75% or 6.00% for base rate borrowings, in each case, based upon our total net leverage ratio as of the relevant testing date.
If we elected the LIBOR rate, interest was due and payable on the last day of each interest period, unless an interest period exceeded three months, then the respective dates that fell every three months after the beginning of the interest period would also be interest payment dates. If we elected the Base rate loan, interest was due and payable the last day of each fiscal quarter.
In addition to paying interest on the outstanding Principal under the Amended Term Loan Credit Agreement, we were required to make fixed mandatory repayments of the Principal on the last business day of each fiscal quarter until maturity (“Amended Term Loan Credit Agreement Repayment”). Amended Term Loan Credit Agreement Repayments for the first four fiscal quarters, starting in the third quarter of fiscal year 2019, represented 0.75% of the Amended Term Loan Credit Agreement Principal, reduced as a result of the application of prior Amended Term Loan Credit Agreement Prepayments (as defined below). For each of the eight fiscal quarters thereafter, Amended Term Loan Credit Agreement Repayments represented 1.25% of the Amended Term Loan Credit Agreement Principal, reduced as a result of the application of prior Amended Term Loan Credit Agreement Prepayments (as defined below). For each of the 10 fiscal quarters thereafter until the maturity date, Amended Term Loan Credit Agreement Repayments represented 1.875% of the Amended Term Loan Credit Agreement Principal, reduced as a result of the application of prior Amended Term Loan Credit Agreement Prepayments (as defined below).
Under the Amended Term Loan Credit Agreement, we were also required to make variable mandatory prepayments of the Amended Term Loan Credit Agreement Principal, under certain conditions as described below, approximately 102 days after the end of each fiscal year (each, an “Amended Term Loan Credit Agreement Prepayment”). Amended Term Loan Credit Agreement Prepayments, if applicable, commenced at the end of fiscal year 2018 and represented between 25% and 75% (depending on our first lien net leverage ratio) of Excess Cash Flow (as defined in the Amended Term Loan Credit Agreement) in excess of $2.0 million, minus prepayments of Amended Term Loan Credit Agreement Principal, the Existing ABL Facility, as amended (as defined below), (to the extent accompanied by a permanent reduction in the commitments thereunder) and certain other specified indebtedness and amounts in connection with certain other enumerated items. As of January 30, 2021, our Excess Cash Flow amount was $2.0 million which did not meet the Excess Cash Flow threshold to require an Original Prepayment.
All of Torrid LLC’s existing domestic subsidiaries and Torrid Intermediate LLC unconditionally guaranteed all obligations under the Amended Term Loan Credit Agreement. Substantially all of the assets of Torrid LLC, Torrid LLC’s existing subsidiaries and Torrid Intermediate LLC secured all such obligations and the guarantees of those obligations, subject to certain exceptions.
Our borrowings under the Amended Term Loan Credit Agreement were subject to a financial covenant that required us to maintain a maximum ratio of our total debt to EBITDA, (as defined in the Amended Term Loan Credit Agreement) (“Total Net Leverage Ratio”). The maximum ratio was 3.60 for the quarter ended November 2, 2019, 3.35 for the quarters ended February 1, 2020, May 2, 2020, and August 1, 2020, 3.10 for the quarter ended October 31, 2020, 2.50 for the quarter ended January 30, 2021, 2.35 for the quarter ended May 1, 2021, 2.10 for the quarters ending July 31, 2021 and October 30, 2021, and 1.85 for all quarters thereafter. The Amended Term Loan Credit Agreement amended the definition of total debt used in the Total Net Leverage Ratio calculation for the quarters ended October 31, 2020, January 30, 2021, and May 1, 2021 and July 31, 2021. The amended definition of total debt permitted us to exclude indebtedness associated with our Existing ABL Facility, as amended, through the quarter ended October 31, 2020, removed the $20.0 million cap from the amount of cash and cash equivalents on-hand that we were permitted to net against our total debt for purposes of the ratio calculation through the quarter ended January 30, 2021, and raised the $20.0 million cap to $40.0 million and $30.0 million for the quarters ended May 1, 2021 and July 31, 2021, respectively, before reverting to $20.0 million for all quarters thereafter.
The Amended Term Loan Credit Agreement contained a limitation on our capital expenditures paid in cash in any fiscal year and such expenditures could not exceed 37.5% of prior year Adjusted EBITDA (as defined by the Amended Term Loan Credit Agreement). If the amount of our capital expenditures paid in cash in any year was less than the 37.5% threshold, 50% of the difference was to be automatically applied to increase the maximum threshold in the next year. The Amended Term Loan Credit Agreement also contained a number of covenants that, among other things and subject to certain exceptions, would restrict our ability and the ability of our subsidiaries to: create, incur or assume liens on our assets or property; incur additional indebtedness; make capital expenditures; issue preferred or disqualified stock; incur hedging obligations; consolidate or merge; sell assets; pay dividends or make distributions, make investments, or engage in transactions with our affiliates.
During fiscal year 2019, we recognized $14.9 million of interest expense and recognized $0.9 million of non-cash interest expense related to OID and financing costs related to the Amended Term Loan Credit Agreement. During fiscal year 2020, we recognized $19.2 million of interest expense and recognized $1.4 million of OID and financing costs related to the Amended Term Loan Credit Agreement. During fiscal year 2021, we recognized $8.2 million of interest expense and recognized $0.4 million of OID and financing costs related to the Amended Term Loan Credit Agreement. The OID and financing costs were amortized over the Amended Term Loan Credit Agreement’s five and a half-year term and were reflected as a direct deduction of the face amount of the term loan in our consolidated balance sheets. On June 14, 2021, upon repayment of the outstanding borrowings under the Amended Term Loan Credit Agreement, we wrote off $5.2 million of unamortized OID and financing costs and incurred a $2.1 million prepayment penalty. We recognize interest payments, together with amortization of the OID and financing costs, in interest expense in our consolidated statements of operations and comprehensive income (loss).
Senior Secured Asset-Based Revolving Credit Facility
In May 2015, we entered into a credit agreement for a senior secured asset-based revolving credit facility (“Original ABL Facility”) of $50.0 million (subject to a borrowing base), with Bank of America, N.A. On October 23, 2017, we entered into an amended and restated credit agreement (“Existing ABL Facility”), which amended our Original ABL Facility. The Existing ABL Facility increased the aggregate commitments available under the Original ABL Facility from $50.0 million to $100.0 million (subject to a borrowing base); and increased our right to request additional commitments from up to $30.0 million to up to $30.0 million plus the aggregate principal amount of any permanent principal reductions we may take (subject to customary conditions precedent). On June 14, 2019, in conjunction with the Term Loan Credit Agreement, we entered into an amendment to the Existing ABL Facility (the “1st Amendment”). The 1st Amendment decreased the aggregate commitments available under the Existing ABL Facility from $100.0 million to $70.0 million (subject to a borrowing base), permitted indebtedness incurred pursuant to the Term Loan Credit Agreement and made certain other modifications. On September 4, 2019, we entered into another amendment to the Existing ABL Facility (the “2nd Amendment”). The 2nd Amendment permitted parent company financial statements to be used to satisfy reporting requirements and made certain other modifications. On June 14, 2021, in conjunction with the New Term Loan Credit Agreement, we entered into a third amendment to the Existing ABL Facility (the “3rd Amendment”), which amended our Existing ABL Facility, as amended. The 3rd Amendment increased the aggregate commitments available under the Existing ABL facility, as amended, from $70.0 million to $150.0 million (subject to a borrowing base) and extended the date upon which the principal amount outstanding of the loans would be due and payable in full from October 23, 2022 to June 14, 2026. All other material terms of the Existing ABL Facility, as amended, remain substantially the same as the previous agreements it replaced.
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

Borrowings under the Existing ABL Facility, as amended, bear interest at an annual rate equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate for an interest period of one month adjusted for certain costs, plus 1.00% or (b) at a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs (“Adjusted LIBOR”), in each case plus an applicable margin that ranges from 1.25% to 1.75% for LIBOR borrowings and 0.25% to 0.75% for base rate borrowings, in each case, based on average daily availability. As of January 29, 2022, the applicable interest rate for borrowings under the Existing ABL Facility was approximately 4% per annum.
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
The Existing ABL Facility, as amended, requires us to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 if we fail to maintain Specified Availability (as defined by the Existing ABL Facility, as amended) of at least the greater of 10% of the Loan Cap, as defined by the Existing ABL Facility, as amended, and $7.0 million. The Existing ABL Facility, as amended, contains a number of other covenants that, among other things and subject to certain exceptions, will restrict our ability and the ability of our subsidiaries to: incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or our other indebtedness; make investments, loans and acquisitions; engage in transactions with our affiliates; sell assets, including capital stock of our subsidiaries; alter the business we conduct; consolidate or merge; and incur liens. As of January 29, 2022, we were compliant with our debt covenants under the Existing ABL Facility, as amended.
The Existing ABL Facility, as amended, specifically restricts dividends and distributions, aside from amounts to cover ordinary operating expenses and taxes, between our subsidiaries and to us. However, dividends and distributions are permitted at any time that either (1) availability under the Existing ABL Facility, as amended, is equal to or greater than 15% of the maximum borrowing amount on a pro forma basis and we are pro forma compliant with a 1.00 to 1.00 fixed charge coverage ratio or (2) availability under the Existing ABL Facility, as amended, is equal to or greater than 20% of the maximum borrowing amount on a pro forma basis. As of January 29, 2022, the maximum restricted payment utilizing the Existing ABL Facility, as amended, that our subsidiaries could make from its net assets was $109.8 million.
We consider the carrying amounts of the Existing ABL Facility, as amended, to approximate fair value because of the variable interest rate of this facility.
Availability under the Existing ABL Facility, as amended, as of January 30, 2021 and as of January 29, 2022 was $65.5 million and $123.9 million, respectively, which reflects no borrowings. In March 2020, we borrowed $50.0 million from the Existing ABL Facility, as amended, as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainty resulting from COVID-19. In the second quarter of fiscal year 2020, we repaid the $50.0 million outstanding under the Existing ABL Facility, as amended. Standby letters of credit issued and outstanding were $4.5 million as of January 30, 2021 and $5.3 million as of January 29, 2022. During the third quarter of fiscal year 2017, we incurred $0.5 million of financing costs for the Existing ABL Facility, which were reduced in fiscal year 2019 by $0.1 million written off to account for the impact of our entry into the 1st Amendment. During the second quarter of fiscal year 2021, we incurred an additional $0.7 million of financing costs in connection with our entry into the 3rd Amendment. These financing costs, together with the unamortized financing costs of $0.1 million associated with the Original ABL Facility, are amortized over the five-year term of the Existing ABL Facility, as amended, and are reflected in prepaid expenses and other current assets and deposits and other noncurrent assets in our consolidated balance sheets. During fiscal years 2019, 2020 and 2021, we amortized financing costs of $0.1 million in each period. During fiscal years 2019, 2020 and 2021, interest payments were $0.5 million, $0.6 million and $0.6 million, respectively. We recognize amortization of financing costs and interest payments for the revolving credit facilities in interest expense in our consolidated statements of operations and comprehensive income (loss).
Share Repurchases
On December 6, 2021, our board of directors authorized a new share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. As of January 29, 2022, we had approximately $76.6 million remaining under the repurchase program.
Contractual Obligations
We enter into long term contractual obligations and commitments in the normal course of business, primarily debt obligations, purchase obligations and non-cancelable operating leases. As of January 29, 2022, our contractual cash obligations over the next several periods are set forth below (dollars in thousands).

	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	Thereafter
Contractual Obligations:
New Term Loan Credit Agreement Obligations(1)	$350,000	$21,875	$35,000	$35,000	$258,125
Interest Expense on New Term Loan Credit Agreement Obligations(1)(2)	117,579	21,427	39,536	35,112	21,504
Purchase Obligations	309,983	309,983	—	—	—
Letters of Credit and Other Obligations(3)	48,887	29,235	19,627	25	—
Operating Lease Obligations(4)	300,989	58,749	112,288	74,160	55,792
Total	$1,127,438	$441,269	$206,451	$144,297	$335,421

(1)Amounts assume that the New Term Loan Credit Agreement is paid upon maturity and does not consider any variable mandatory principal prepayments or optional principal prepayments which we may make in the future.
(2)Assumes an interest rate of approximately 6% per annum, consistent with the interest rate at January 29, 2022.
(3)Amounts listed above do not include cash obligations related to relocation expenses in connection with the involuntary separation of certain employees due to the uncertainty regarding the amount of such expenses.
(4)Includes estimated annual future minimum occupancy payments under operating leases including minimum base rents, common area maintenance charges and heating, ventilation and cooling charges, for lease terms that include periods covered by options to extend some of our leases, as we are reasonably certain to exercise those options. Options to terminate our leases have not been included in any lease terms as we are not reasonably certain to exercise those options. See “Note 9—Leases” contained in the consolidated financial statements and notes, included elsewhere in this Annual Report on Form 10-K for additional disclosure related to operating lease obligations.
We have not included any income tax audit settlement payments due in less than one year in the contractual obligations table above as we do not have any open income tax audits as of January 29, 2022 or any material gross unrecognized tax benefits for which the statutes of limitations are expected to expire in fiscal year 2022. In addition, due to the uncertainty regarding the timing of future cash outflows associated with noncurrent unrecognized tax benefits of $3.5 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amounts in the contractual obligations table above.
Critical Accounting Estimates
Our discussion of results of operations and financial condition is based upon the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and certain assumptions about future events that affect the classification and amounts reported in our consolidated financial statements and accompanying notes, including revenue and expenses, assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on our historical results as well as management’s judgment. Although management believes the judgment applied in preparing estimates is reasonable based on circumstances and information known at the time, actual results could vary materially from estimates based on assumptions used in the preparation of our consolidated financial statements.
The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our consolidated financial statements and to the understanding of our reported financial results include those made in connection with revenue recognition, including accounting for gift card breakage, estimated merchandise returns and loyalty program expenses; estimating the value of inventory; determining operating lease liabilities; and estimating share-based compensation expense. Management evaluates its policies and assumptions on an ongoing basis. Our significant accounting estimates related to these accounts in the preparation of our consolidated financial statements are described below (see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our critical accounting policies).
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
If a customer earns loyalty program points in connection with the sales transactions described above, then we have a remaining performance obligation and cannot recognize all the revenue. A portion of the revenue is allocated to the loyalty program points earned during the transaction. We satisfy our performance obligation and recognize revenue allocated to these loyalty program points and the resulting awards at the point in time when the awards are redeemed for merchandise, when we determine that they will not be redeemed, or when the awards and points expire. Under our loyalty program, customers accumulate points based on purchase activity and effective the second quarter of fiscal year 2019, qualifying non-purchase activity. Upon reaching a certain point level, customers can earn awards that may only be redeemed for merchandise. Unredeemed points typically expire after 13 months without additional purchase activity and effective the second quarter of fiscal year 2019, qualifying non-purchase activity. Unredeemed awards typically expire 45 days after issuance. We use historical redemption rates to estimate the value of future award redemptions and we recognize the estimated value of these future awards as a reduction of revenue in the consolidated statements of operations and comprehensive income (loss) in the period the points are earned by the customer.
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
The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or a percentage of annual store net sales volume. Certain leases provide for increasing minimum annual rental amounts. We consider rents based upon a percentage of annual store net sales volume, and other rent-related payments that generally vary because of changes in facts and circumstances (other than due to the passage of time), to be variable lease payments. Variable lease payments associated with retail space leases are recognized as occupancy costs within cost of goods sold in the consolidated statements of operations and comprehensive income (loss) in the period in which the obligation for those payments is incurred. We generally consider all other lease payments to be fixed in nature and the sum of all the discounted remaining fixed payments in the lease terms make up the lease liabilities in our consolidated balance sheet (if the lease terms are longer than 12 months).
We discount the fixed lease payments that make up the lease liabilities using an incremental borrowing rate (“IBR”), as the rates implicit in our leases are not readily determinable. The IBR is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The determination of the incremental borrowing rate incorporates various assumptions including the financial scale, leverage and coverage measures that indicate our financial flexibility and long-term viability. These measures utilize credit ratings that are assigned scores which, when weighted based on certain quantitative factors, indicate overall credit rating. An IBR for each lease term is determined based on the credit rating. All scores, credit ratings and corresponding IBRs are highly subjective.

We choose not to separate nonlease components (such as common area maintenance charges and heating, ventilation and air conditioning charges), from lease components (such as fixed minimum rent payments), and instead account for each separate lease component and the nonlease components associated with that lease component as a single lease component. We do not apply ASU 2016-02, Leases, and all related guidance ("ASC 842") requirements to leases that have lease terms of 12 months or less upon commencement, and instead recognize short-term lease payments, if applicable, in the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease term.
In response to the COVID-19 pandemic, the Financial Accounting Standards Board issued interpretive guidance in April 2020, which provides entities the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease terms. We elected this option; accordingly, we do not remeasure the lease liabilities or record a change to the ROU assets for any concessions we receive for our retail store leases. Rather, deferred lease payments are recorded to operating lease liabilities until paid and lease concessions are recorded in the period they are negotiated or when the lower lease expense is paid.
Share-Based Compensation
Prior to our IPO, Torrid Holding LLC issued 13,660,000 Class A, Class B, Class C, Class D, Class E, Class F, Class G, Class H and Class J Torrid incentive units, in the aggregate, net of forfeitures, to certain members of our management. These incentive units were intended to constitute profits interests.
We recognized the impact of share-based compensation associated with incentive units issued by Torrid Holding LLC in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The share-based compensation expense and related capital contribution are reflected in our consolidated financial statements as these awards were deemed to be for our benefit. The intent of the incentive units was to provide profit-sharing opportunities to management rather than equity ownership in our then parent, Torrid Holding LLC. The incentive units did not have any voting or distribution rights and contained a repurchase feature, whereby upon termination, Torrid Holding LLC had the right to purchase from former employees any or all of the vested incentive units at fair value. In addition, although the fair value of the incentive units was determined through an option pricing methodology that utilized the possible equity values of Torrid Holding LLC, the settlement amounts and method of settlement of the incentive units were at the discretion of the Board. Based on these aforementioned features and characteristics, we determined that the incentive units were in-substance liabilities accounted for as liability instruments in accordance with ASC 710, Compensation. The incentive units were remeasured based on the fair value of the awards at the end of each reporting period. We recorded the expense associated with changes in the fair value of these incentive units as a capital contribution from our former parent, Torrid Holding LLC, as our former parent was the legal obligor for the incentive units.
The incentive units were valued utilizing a CCA methodology based on a Black-Scholes OPM. Under the OPM, each class of incentive units was modeled as a call option with a unique claim on the assets of Torrid Holding LLC. The characteristics of each class of incentive units determined the uniqueness of the claim on the assets of Torrid Holding LLC. The OPM used to value the incentive units incorporated various assumptions, including the time to liquidity event, equity volatility and risk-free interest rate of return. Equity volatility was based on the historical volatilities of comparable publicly traded companies for the time horizon equal to the time to the anticipated liquidity event; and the risk-free interest rate was for a term corresponding to the time to liquidity event. The assumptions underlying the valuation of the incentive units represented our best estimates, which involved inherent uncertainties and the application of our judgement. The most recent remeasurement of the fair value of the incentive units utilizing the CCA methodology was performed as of May 1, 2021. Following the pricing of our IPO, the vested portion of the incentive units was exchanged for shares of our common stock of an equivalent fair value as the vested incentive units and the unvested portion was cancelled. As such, the fair value of these incentive units is no longer recognized in our consolidated statement of operations.
On June 22, 2021, in connection with our IPO, we adopted the Torrid Holdings Inc. 2021 Long-Term Incentive Plan (the “2021 LTIP”), for employees, consultants and directors. The 2021 LTIP provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), among other types of awards, all of which are accounted for in accordance with ASC 718, Compensation-Stock Compensation. The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes share-based compensation cost as expense over the vesting period. As share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for actual forfeitures as they occur.
Stock options are valued utilizing a Black-Scholes OPM. The OPM used to value the stock options incorporates various assumptions, including dividend yield, expected volatility, risk-free interest rate and expected term of the stock options. The expected volatility is estimated based on the historical volatility of a select peer group of similar publicly traded companies for a term that is consistent with the expected term of the stock options. The risk-free interest rates are based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected term of the stock options. The expected term of the stock options represents the estimated period of time until exercise and is calculated using the simplified method which deems the term to be the average of the time-to-vesting and the contractual life of the options. The grant date fair value of restricted stock and RSUs is based on the closing price per share of our common stock on the grant date. We recognize compensation expense for time-based awards on a straight-line basis and for performance-based awards on the graded-vesting method over the vesting period of the awards.
Recently Issued Accounting Pronouncements
Refer to "Note 3—Accounting Standards" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our Existing ABL Facility, as amended, and New Term Loan Credit Agreement, which bear interest at a variable rate equal to LIBOR plus an applicable margin. On June 14, 2021, we entered into the New Term Loan Credit Agreement and used borrowings thereunder to, among other things, repay and terminate the Amended Term Loan Credit Agreement. Prior to June 14, 2021 we were subject to interest rate risk in connection with borrowings under the Amended Term Loan Credit Agreement, which bore interest at a variable rate equal to LIBOR plus an applicable margin. As of January 29, 2022, we had $341.4 million of outstanding variable rate loans under the New Term Loan Credit Agreement and no outstanding variable rate borrowings under the Existing ABL Facility, as amended. An increase or decrease of 1% in the variable rates on the amount outstanding under the New Term Loan Credit Agreement will increase or decrease our annual interest expense by approximately $3.5 million.
Foreign Exchange Risk
The reporting currency for our consolidated financial statements is U.S. dollars. To date, net sales generated outside of the United States have not been significant. As a result, we have not been impacted materially by changes in exchange rates and do not expect to be impacted materially for the foreseeable future. However, as our net sales generated outside of the United States increase, our results of operations could be adversely impacted by changes in exchange rates. For example, if we recognize international sales in local foreign currencies (as we currently do in Canada), as the U.S. dollar strengthens it would have a negative impact on our international results upon translation of those results into U.S. dollars during consolidation. We also purchase a significant quantity of merchandise from foreign countries. However, these purchases are made in U.S. dollar-denominated purchase contracts. We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

Item 8. Financial Statements and Supplementary Data
Torrid Holdings, Inc.
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	53
Consolidated Balance Sheets as of January 30, 2021 and January 29, 2022	55
Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended February 1, 2020, January 30, 2021 and January 29, 2022	56
Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended February 1, 2020, January 30, 2021 and January 29, 2022	57
Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2020, January 30, 2021 and January 29, 2022	58
Notes to Consolidated Financial Statements	59

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Torrid Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Torrid Holdings Inc. and its subsidiaries (the “Company”) as of January 29, 2022 and January 30, 2021, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended January 29, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory
As described in Note 2 to the consolidated financial statements, inventory is valued at the lower of moving average cost or net realizable value. As of January 29, 2022, the Company’s inventory balance was $171 million. Management makes certain assumptions regarding net realizable value in order to assess whether the Company’s inventory is recorded properly at the lower of cost or net realizable value. These assumptions are based on historical average selling price experience, current selling price information and estimated future selling price information. As disclosed by management, management monitors inventory levels, sales trends and sales forecasts to estimate and record reserves for excess, slow-moving and obsolete inventory. Physical inventory counts are conducted at least once during the year to determine actual inventory on hand and shrinkage.
The principal considerations for our determination that performing procedures relating to inventory is a critical audit matter are the significant audit effort in performing procedures and evaluating audit evidence related to inventory existence and accuracy.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the existence of inventory, including controls over the adjustment of the perpetual inventory listings based on the results of physical inventory counts. These procedures also included, among others (i) testing the existence of inventory by conducting physical inventory observations by performing sample test counts of inventory quantities at a sample of locations and assessing rollforward activity between the time of the inventory observations and January 29, 2022; (ii) testing the accuracy of the cost of inventory for a sample of inventory items by obtaining third-party invoices and other supporting documents and recalculating the moving average cost; and (iii) testing the accuracy of inventory reserves which included testing the reconciliation of the reserve calculations to the general ledger, testing the accuracy of the data inputs and reserve calculation for a sample of inventory items, and testing the completeness of the inventory items included in the reserve calculations.
/s/PricewaterhouseCoopers LLP
Los Angeles, California
March 30, 2022
We have served as the Company’s auditor since 2015.

TORRID HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 30, 2021	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$122,953	$29,025
Restricted cash	262	262
Inventory	105,843	170,608
Prepaid expenses and other current assets	12,668	14,686
Prepaid income taxes	417	6,345
Total current assets	242,143	220,926
Property and equipment, net	143,256	127,565
Operating lease right-of-use assets	244,711	209,637
Deposits and other noncurrent assets	3,560	7,100
Deferred tax assets	6,139	4,873
Intangible asset	8,400	8,400
Total assets	$648,209	$578,501
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$70,853	$77,448
Accrued and other current liabilities	110,361	138,708
Operating lease liabilities	50,998	45,716
Current portion of term loan	11,506	20,519
Due to related parties	8,060	14,622
Income taxes payable	9,336	—
Total current liabilities	261,114	297,013
Noncurrent operating lease liabilities	246,458	207,049
Term loan	193,406	320,841
Deferred compensation	6,531	6,873
Lease incentives and other noncurrent liabilities	3,873	5,044
Total liabilities	711,382	836,820
Commitments and contingencies (Note 16)
Stockholders' deficit:
Common shares: $0.01 par value; 1,000,000,000 shares authorized; 110,000,000 shares issued and outstanding at January 30, 2021; 107,857,625 shares issued and outstanding at January 29, 2022	1,100	1,078
Additional paid-in capital	10,326	118,286
Accumulated deficit	(74,591)	(377,759)
Accumulated other comprehensive (loss) income	(8)	76
Total stockholders' deficit	(63,173)	(258,319)
Total liabilities and stockholders' deficit	$648,209	$578,501
The accompanying notes are an integral part of these consolidated financial statements.

TORRID HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Fiscal Year Ended
	February 1, 2020	January 30, 2021	January 29, 2022
Net sales	$1,036,984	$973,514	$1,278,794
Cost of goods sold	640,909	643,215	759,826
Gross profit	396,075	330,299	518,968
Selling, general and administrative expenses	253,378	222,098	420,932
Marketing expenses	65,704	51,382	52,654
Income from operations	76,993	56,819	45,382
Interest expense	16,493	21,338	29,497
Interest income, net of other (income) expense	(202)	(42)	56
Income before provision for income taxes	60,702	35,523	15,829
Provision for income taxes	18,833	10,991	45,773
Net income (loss)	$41,869	$24,532	$(29,944)
Comprehensive income (loss):
Net income (loss)	$41,869	$24,532	$(29,944)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(29)	2	84
Total other comprehensive (loss) income	(29)	2	84
Comprehensive income (loss)	$41,840	$24,534	$(29,860)
Net earnings (loss) per share:
Basic and diluted	$0.38	$0.22	$(0.27)
Weighted average number of shares:
Basic and diluted	110,000	110,000	109,886
The accompanying notes are an integral part of these consolidated financial statements.

TORRID HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at February 2, 2019	110,000	$1,100	$266,295	$(140,992)	$19	$126,422
Net income	—	—	—	41,869	—	41,869
Related party IT asset purchase, net of tax	—	—	(19,336)	—	—	(19,336)
Capital contribution from Torrid Holding LLC for incentive units	—	—	11,993	—	—	11,993
Capital distribution to Torrid Holding LLC	—	—	(256,417)	—	—	(256,417)
Other comprehensive loss	—	—	—	—	(29)	(29)
Balance at February 1, 2020	110,000	$1,100	$2,535	$(99,123)	$(10)	$(95,498)
Net income	—	—	—	24,532	—	24,532
Capital contribution from Torrid Holding LLC for incentive units	—	—	7,791	—	—	7,791
Other comprehensive income	—	—	—	—	2	2
Balance at January 30, 2021	110,000	$1,100	$10,326	$(74,591)	$(8)	$(63,173)
Net loss	—	—	—	(29,944)	—	(29,944)
Capital distribution to Torrid Holding LLC	—	—	(50,105)	(249,895)	—	(300,000)
Capital contribution from Torrid Holding LLC for incentive units	—	—	151,166	—	—	151,166
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	127	1	(2,074)	—	—	(2,073)
Issuance of common stock related to employee stock purchase plan	46	—	385	—	—	385
Share-based compensation	—	—	8,588	—	—	8,588
Repurchases and retirement of common stock	(2,315)	(23)	—	(23,329)	—	(23,352)
Other comprehensive income	—	—	—	—	84	84
Balance at January 29, 2022	107,858	$1,078	$118,286	$(377,759)	$76	$(258,319)
The accompanying notes are an integral part of these consolidated financial statements.

TORRID HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	February 1, 2020		January 30, 2021	January 29, 2022
OPERATING ACTIVITIES
Net income (loss)	$41,869		$24,532	$(29,944)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write down of inventory	3,828		6,099	696
Operating right-of-use assets amortization	40,427		40,316	41,648
Depreciation and other amortization	31,173		34,579	36,748
Write off of unamortized original issue discount and deferred financing costs for Amended Term Loan Credit Agreement	—		—	5,231
Share-based compensation	11,993		7,791	159,754
Deferred taxes	(4,661)		(2,325)	1,266
Other	(1,031)		(1,226)	(457)
Changes in operating assets and liabilities:
Inventory	(17,405)		7,880	(65,709)
Prepaid expenses and other current assets	4,604		1,394	(1,949)
Prepaid income taxes	596		1,200	(5,928)
Deposits and other noncurrent assets	(522)		(749)	(3,058)
Accounts payable	5,314		37,849	5,639
Accrued and other current liabilities	28,009		19,748	28,090
Operating lease liabilities	(41,651)		(33,895)	(49,597)
Lease incentives and other noncurrent liabilities	(45)		544	1,222
Deferred compensation	1,064		1,316	342
Due to related parties	(4,435)		(626)	6,562
Income taxes payable	(37)		7,394	(9,336)
Net cash provided by operating activities	99,090		151,821	121,220
INVESTING ACTIVITIES
Purchases of property and equipment	(26,333)		(11,570)	(17,552)
Purchase of Hot Topic IT assets	(29,548)		—	—
Deficit of insurance proceeds received for damage to property and equipment	(239)		—	—
Net cash used in investing activities	(56,120)		(11,570)	(17,552)
FINANCING ACTIVITIES
Capital distribution to Torrid Holding LLC, net of contribution	(256,417)		—	(300,000)
Proceeds from revolving credit facility	103,120		50,700	5,700
Payments on revolving credit facility	(118,600)		(50,700)	(5,700)
Deferred financing costs for revolving credit facility	—		—	(688)
Proceeds from Amended Term Loan Credit Agreement, net of original issue discount and deferred financing costs	252,462		(525)	—
Principal payments on and repayment of Amended Term Loan Credit Agreement and related costs	(3,900)		(45,400)	(212,775)
Proceeds from New Term Loan Credit Agreement, net of original issue discount and deferred financing costs	—		—	340,509
Proceeds from issuances under share-based compensation plans	—		—	569
Withholding tax payments related to vesting of restricted stock units and awards	—		—	(2,072)
Repurchases and retirement of common stock	—	—	—	(23,352)
Net cash used in financing activities	(23,335)		(45,925)	(197,809)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(11)		(110)	213
Increase in cash, cash equivalents and restricted cash	19,624		94,216	(93,928)
Cash, cash equivalents and restricted cash at beginning of period	9,375		28,999	123,215
Cash, cash equivalents and restricted cash at end of period	$28,999		$123,215	$29,287
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest related to the revolving credit facility and term loan	$10,607		$21,258	$24,120
Cash paid during the period for income taxes	$22,413		$3,921	$58,134
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued liabilities	$5,580		$1,238	$3,338
Related party promissory note receivable in exchange for HT Intermediate Holdings Corp. preferred stock	$214,628		$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

TORRID HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Stock Split
On June 22, 2021, Torrid's stockholder approved an amendment to Torrid's certificate of incorporation to (i) effect a 110,000-for-1 stock split of all shares of the issued and outstanding common stock, which was effected on June 22, 2021 and (ii) authorize 5.0 million shares of preferred stock. All share and per-share data in the consolidated financial statements and notes to the consolidated financial statements has been retroactively adjusted to reflect the stock split for all periods presented. The par value of the common stock was not adjusted as a result of the stock split.
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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 and each fiscal year is generally comprised of four 13-week quarters (although in years with 53 weeks, the fourth quarter is comprised of 14 weeks). Fiscal years 2019, 2020 and 2021 are 52-week years. Fiscal years are identified according to the calendar year in which they begin. For example, references to “fiscal year 2021” or similar references refer to the fiscal year ended January 29, 2022.

Description of Business
We are a direct-to-consumer brand of apparel, intimates and accessories targeting the 25- to 40-year old woman who is curvy and wears sizes 10 to 30. We generate revenues primarily through our e-Commerce platform www.torrid.com and our stores in the United States of America, Puerto Rico and Canada.
COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the United States and globally. The COVID-19 health crisis poses significant and widespread risks to our business as well as to the business environment and the markets in which we operate. In response to the public health crisis posed by COVID-19, individual states across the United States, including California where our headquarters are located, imposed a variety of regulatory restrictions including stay-at-home requirements. Consequently, we temporarily closed our headquarters and all retail store locations on March 17, 2020. In response to the impact of COVID-19, in March 2020, we implemented a number of precautionary measures to minimize cash outlays. These precautionary measures included managing workforce costs, delaying planned capital expenditures, including store openings, minimizing discretionary expenses and deferring lease payments while we negotiate concessions for certain of our retail locations. Please refer to “Note 9—Leases” for further discussion regarding these lease concessions. On May 15, 2020, we began to reopen our retail store locations in phases. Our decision to reopen retail store locations is affected by a number of factors including applicable regulatory restrictions. As of August 1, 2020, all of our retail store locations impacted by COVID-19 had reopened subject to local and state restrictions including limited hours and curbside order pick-up for certain locations. While our retail store locations were closed, we continued to serve customers virtually through our Torrid app and online at www.torrid.com.
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
During fiscal year 2021, global supply chain disruption caused significant product delays resulting in limited product availability to our customers. Increased port congestion and COVID-19-related factory closures, most notably in the Asia-Pacific region where we source a significant amount of product, impacted our results of operations for fiscal year 2021.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, and has resulted in significant changes to the U.S. federal corporate tax law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. Additionally, several state and foreign jurisdictions have enacted additional legislation to comply with federal changes. On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was enacted in further response to the COVID-19 pandemic. The CAA, among other things, revised certain tax measures enacted under the CARES Act, such as the deductibility of payroll tax credits, charitable contributions for corporate taxpayers, certain meals and entertainment expenses paid or incurred in calendar years 2020 and 2021, and employment retention credit claims. On March 11, 2021, the American Rescue Plan Act (“ARPA”) was signed into law with additional funding for COVID-19 pandemic relief. The ARPA includes the expansion of employment retention credit claims and other pandemic funding provisions. We have considered the applicable CARES Act, CAA and ARPA tax law changes in our tax provision for fiscal year 2021 and continue to evaluate the impact of these tax law changes on future periods.

Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Segment Reporting
We have determined that we have one reportable segment, which includes the operation of our e-Commerce platform and stores. The single segment was identified based on how the Chief Operating Decision Maker, who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources. Net sales and long-lived assets related to our operations in Canada and Puerto Rico during fiscal years 2019, 2020 and 2021 and as of the end of the same periods were not material, and therefore, are not reported separately from domestic net sales and long-lived assets.
Use of Estimates
We are required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with GAAP. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Our most significant estimates include, but are not limited to, the valuation of inventory balances, the determination of sales returns, the assessments related to the valuation of long-lived assets for impairment, the determination of incremental borrowing rates used to value our operating lease liabilities, estimates related to our loyalty program, the recoverability of deferred taxes, the determination of uncertain tax positions and the determination of gift card breakage. The estimation process required to prepare our consolidated financial statements requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Our actual results could differ materially from those estimates.
Concentration Risks
We consider all highly liquid investments with maturities of less than three months when purchased to be cash equivalents. All credit and debit card receivable balances are also classified as cash and cash equivalents. As of the end of fiscal years 2020 and 2021, the amounts due from third party financial institutions for these transactions classified as cash and cash equivalents totaled $7.1 million and $14.1 million, respectively. Cash and cash equivalents used primarily for working capital purposes are maintained with various major third party financial institutions in amounts which are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. We are potentially exposed to a concentration of credit risk when cash and cash equivalent deposits in these financial institutions are in excess of FDIC limits. We consider the credit risk associated with these financial instruments to be minimal as cash and cash equivalents are held by financial institutions with high credit ratings and we have not historically sustained any credit losses associated with our cash and cash equivalents balances.
In addition, no one supplier accounted for more than 10% of total net purchases in fiscal year 2019, and one supplier accounted for approximately 14% and two suppliers accounted for approximately 11% of total net purchases in fiscal years 2020 and 2021, respectively.
Fair Value of Financial Instruments
We carry certain of our assets and liabilities at fair value in accordance with GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We consider carrying amounts of cash equivalents, accounts payable and accrued and other current liabilities to approximate fair value because of the short maturity of these financial instruments. We consider the carrying amounts of the Existing ABL Facility, as amended, (as defined in “Note 12—Debt Financing Arrangements”) and the New Term Loan Credit Agreement (as defined in “Note 12—Debt Financing Arrangements”) to approximate fair value because they are carried at market observable interest rates that reset periodically and are categorized as Level 2 in the fair value hierarchy. See “Note 19—Fair Value Measurements” for more details about how we determine the fair value of our financial instruments.

Inventory
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
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. Major repairs and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. The gross carrying amounts of property and equipment sold or retired and the related accumulated depreciation are eliminated in the year of disposal, and any resulting gains or losses are included in the consolidated statements of operations and comprehensive income (loss). Application and development costs associated with internally developed software such as salaries of employees and payments made to third parties and consultants working on the software development are capitalized. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they constitute major enhancements. Capitalized internal-use software costs are amortized using the straight-line method over their estimated useful lives, which are generally three years.
Depreciation expense is calculated using the straight-line method over the following estimated useful lives:

Leasehold improvements	shorter of the 3- to 10-year estimated useful life or the respective lease term
Furniture, fixtures and equipment	2 to 10 years
Software and licenses	3 to 7 years

The carrying value of property and equipment is subject to assessment for potential impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable, as further described below.
Definite-Lived Assets
We assess the carrying value of long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review of our stores or e-Commerce operations include significant underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. If we determine the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, we test for the recoverability of the carrying value of our long-lived assets by comparing the carrying value of the asset groups to our estimated undiscounted future net cash flows attributable to the asset groups. If the carrying value of the long-lived assets is greater than the related undiscounted future net cash flows, the long-lived assets are measured for impairment. We measure the impairment by comparing the difference between the long-lived asset’s carrying value and the discounted future net cash flows attributable to the long-lived asset, which represent its fair value. We calculate the discounted future net cash flows of a store by netting future estimated sales of each store against estimated cost of goods sold, store occupancy costs and other store operating expenses such as payroll, supplies, repairs and maintenance and credit/debit card fees. Changes in these assumptions may cause the fair value to be significantly impacted. In the event future performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe that recently opened stores will provide sufficient cash flow, material changes in financial performance could result in future store impairment charges.
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, or more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. Judgments regarding indicators of potential impairment are based on market conditions and operational performance of the business.

At the end of the third quarter of each fiscal year, we perform an impairment analysis of indefinite-lived intangible assets. We assess our indefinite-lived intangible asset for impairment using a qualitative analysis to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If it is determined that it is more likely than not that the fair value of the asset is less than its carrying amount or if a quantitative assessment is not performed, then we would perform the quantitative analysis to determine the fair value of the asset. If we conclude, based on our assessment, that the asset’s fair value is less than its carrying value, then an impairment charge is recorded in the amount of the excess.
Implementation Costs Incurred in Cloud Computing Arrangements that are Service Contracts
Our cloud computing arrangements that are service contracts primarily consist of arrangements with third party vendors for our internal use of their software applications that they host. We defer implementation costs incurred in relation to such arrangements, including costs for software application coding, configuration, integration and customization, while associated process reengineering, training, maintenance and data conversion costs are expensed. Subsequent implementation costs are deferred only to the extent that they constitute major enhancements. The short-term portion of deferred costs are included in prepaid expenses and other current assets in the consolidated balance sheets, while the long-term portion of deferred costs are included in deposits and other noncurrent assets. Amortized implementation costs incurred in cloud computing arrangements that are service contracts are recognized in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) using the straight-line method over three to five years, which generally represents the noncancellable terms of the cloud computing arrangements, plus any optional renewal periods that we are reasonably certain to exercise. Deferred implementation costs are subject to assessment for potential impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable.
Loyalty Program
On July 22, 2019, we relaunched our loyalty program, Torrid Rewards, in all our stores and on www.torrid.com. Under this program, customers accumulate points based on purchase activity and qualifying non-purchase activity and upon reaching a certain point level, customers can earn awards that may only be redeemed for merchandise. Unredeemed points typically expire after 13 months without additional purchase and qualifying non-purchase activity and unredeemed awards typically expire 45 days after issuance. We use historical redemption rates to estimate the value of future award redemptions and we recognize the estimated value of these future awards as a reduction of revenue in the consolidated statements of operations and comprehensive income (loss) in the period the points are earned by the customer. Prior to the relaunch of the Torrid Rewards loyalty program, we operated our Torrid Insider loyalty program under which customers accumulated points based on purchase activity only. As of the end of fiscal years 2020 and 2021, we had $12.3 million and $13.5 million, respectively, in accrued loyalty program included in accrued and other current liabilities in the consolidated balance sheets. We recorded $3.1 million, $0.3 million and $1.1 million as a reduction of net sales in fiscal years 2019, 2020 and 2021, respectively. Future revisions to the estimated liability may result in changes to net sales.
Self-Insurance
We are self-insured for certain losses related to medical and workers’ compensation claims although we maintain stop loss coverage with third party insurers to limit our total liability exposure. In general, our self-insurance reserves are recorded on an undiscounted basis. The estimate of our self-insurance liability involves uncertainty since we must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating our self-insurance liability, we consider a number of factors, which include historical claim experience and valuations provided by independent third party actuaries. While the ultimate amount of claims incurred is dependent on future developments, we believe recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of operations and comprehensive income (loss) in the periods in which such adjustments are known.
Comprehensive Income (Loss)
Comprehensive income includes all changes in equity during a period except those that resulted from investments by, or distributions to, stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income, but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity (deficit). Components of our comprehensive income (loss) include net income (loss) and foreign currency translation adjustments. Foreign currency translation adjustments in fiscal years 2019, 2020 and 2021 were not material.

Foreign Currency Translation
The functional currency for our wholly owned foreign subsidiaries included in these consolidated financial statements that are domiciled outside of the United States is the applicable local currency. Assets and liabilities of our foreign subsidiaries are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of stockholders' equity (deficit) as a component of accumulated other comprehensive income (loss). Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) as incurred.
Share Repurchases
We have elected to retire shares repurchased to date. Shares retired become part of the pool of authorized but unissued shares. We have elected to record the purchase price of the retired shares in excess of par value, including transaction costs, directly as an increase in accumulated deficit.
Revenue Recognition
We recognize revenue when our performance obligations under the terms of a contract or an implied arrangement with a customer are satisfied, which is when the merchandise is transferred to the customer and the customer obtains control of it. The amount of revenue we recognize reflects the total consideration we expect to receive for the merchandise, which is the transaction price. For arrangements that contain multiple performance obligations, we allocate the transaction price to each performance obligation on a relative standalone selling price basis.
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
If a customer earns loyalty program points in connection with the retail store or e-Commerce sales transactions described above, then we have a remaining performance obligation and cannot recognize all the revenue. A portion of the revenue is allocated to the loyalty program points earned during the transaction. We satisfy our performance obligation and recognize revenue allocated to these loyalty program points and the resulting awards at the point in time when the awards are redeemed for merchandise, when we determine that they will not be redeemed, or when the awards and points expire.
We satisfy our performance obligation and recognize revenue from gift cards and store merchandise credits at the point in time when the customer presents the gift cards and store merchandise credits for redemption. Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by us for which a liability was recorded in prior periods. We recognize estimated gift card breakage over time as a component of net sales in proportion to the pattern of rights exercised by the customer as reflected in actual gift card redemption patterns over the period. Our estimated gift card breakage rate is approximately 4%. While customer redemption patterns result in estimated gift card breakage, changes in our customers’ behavior could impact the amount that ultimately is unused and could affect the amount recognized as a component of net sales. During fiscal years 2019, 2020 and 2021, we recognized $1.1 million, $0.9 million and $1.1 million, respectively, of estimated gift card breakage as a component of net sales.
We are required to estimate certain amounts included in a contract or an implied arrangement with a customer which add variability to the transaction price. Under certain conditions, we are obligated to accept customer returns for most of our merchandise. Sales returns reduce the revenue we expect to receive for merchandise and therefore add variability to the transaction price. Based on historical return pattern experience, we reasonably estimate the amount of merchandise expected to be returned and exclude it from revenue. Similarly, losses we bear arising from uncollectible customer credit card payments are recorded as a reduction of revenue as they reduce the revenue we expect to receive for the merchandise.

We recognize a contract liability when we receive consideration from a customer before our performance obligations under the terms of a contract or an implied arrangement with the customer are satisfied. Consequently, we consider our remaining performance obligations to be representative of our contract liability, most of which is not expected to last for more than one year and has therefore been classified as current. Our contract liability balances increase as gift cards and store merchandise credits are purchased and received by the customer; and as loyalty points are earned based on purchase activity. Contract liability balances decrease as gift cards and store merchandise credits are redeemed for merchandise or when we determine that they will not be redeemed; as loyalty points expire or when we determine that they will not be converted into a loyalty award; and as loyalty awards are redeemed for merchandise or expire.
Sales taxes collected from customers and remitted directly to governmental authorities are not considered revenue and are excluded from the transaction price.
Cost of Goods Sold
Cost of goods sold includes: merchandise costs; freight; inventory shrinkage; payroll expenses associated with the merchandising and distribution departments; distribution center expenses, including rent, common area maintenance (“CAM”) charges, real estate taxes, depreciation, utilities, supplies and maintenance; and store occupancy expenses, including rents, CAM charges, heating, ventilation and air conditioning (“HVAC”) charges, real estate taxes and depreciation.
Vendor Allowances
We receive certain allowances from our vendors primarily related to damaged merchandise, markdowns and pricing. Allowances received from vendors related to damaged merchandise and pricing are reflected as a reduction of inventory in the period they are received and allocated to cost of goods sold during the period in which the items are sold. Markdown allowances received from vendors are reflected as reductions to cost of goods sold in the period they are received if the goods have been sold or marked down, or as a reduction of inventory if the goods have not yet been sold. During fiscal years 2019, 2020 and 2021, we received vendor allowances of $3.2 million, $2.8 million and $3.5 million, respectively, substantially all of which were accounted for as a reduction of cost of goods sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include: payroll expenses associated with stores and e-Commerce; store and e-Commerce operating expenses other than store occupancy; store pre-opening costs; credit card processing fees; share-based compensation; and payroll and other expenses associated with headquarters and administrative functions.
Marketing Expenses
Marketing expenses include direct mail marketing costs, photographic production and targeted online performance marketing costs such as retargeting, paid search/product listing advertising, and social media advertisements.
Store Pre-Opening Costs
Costs incurred in connection with the opening of new stores, store remodels or relocations are expensed as incurred. We incurred $1.0 million, $0.1 million and $0.9 million of pre-opening costs in fiscal years 2019, 2020 and 2021, respectively, which are recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
Shipping and Handling Costs
We classify shipping and handling costs in costs of goods sold in the consolidated statements of operations and comprehensive income (loss). We account for shipping and handling activities that occur after the customer has obtained control of merchandise as a fulfillment cost rather than an additional promised service.
Leases
We consider an agreement to be or contain a lease if it conveys us as the lessee with the right to control the use of an identified property, plant and equipment asset for a period of time in exchange for consideration. Based on these criteria, we as the lessee have operating lease agreements with lessors for our retail stores, distribution center and headquarter office space;

and vehicles and equipment; under primarily non-cancelable leases with terms ranging from approximately two to seventeen years.
Certain of our operating lease agreements contain one or more options to extend the leases at our sole discretion. However, the periods covered by the options to extend the leases of our retail stores, vehicles and equipment are not recognized as part of the associated right of use ("ROU") assets and lease liabilities, as we are not reasonably certain to exercise the options. The periods covered by the options to extend the leases of our distribution center and headquarter office space are recognized as part of the associated ROU assets and lease liabilities, as we are reasonably certain to exercise the options due to the significant effort and investment it would take to move out of these locations. Some of our operating lease agreements contain options to terminate the lease under certain conditions.
The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or a percentage of annual store sales volume. Certain leases provide for increasing minimum annual rental amounts. We consider rents based upon a percentage of annual store sales volume, and other rent-related payments that generally vary because of changes in facts and circumstances (other than due to the passage of time), to be variable lease payments. Variable lease payments associated with retail space leases are recognized as occupancy costs within cost of goods sold in the consolidated statements of operations and comprehensive income (loss) in the period in which the obligation for those payments is incurred. We generally consider all other lease payments to be fixed in nature and the sum of all the discounted remaining fixed payments in the lease terms make up the lease liabilities in our consolidated balance sheet (if the lease terms are longer than 12 months).
Our operating lease agreements do not contain any residual value guarantees or restrictive covenants, and we have not entered into any sublease agreements, lease agreements with related parties, or build-to-suit arrangements that may create significant rights and obligations for us.
We discount the fixed lease payments that make up the lease liabilities using an incremental borrowing rate (“IBR”), as the rates implicit in our leases are not readily determinable. The IBR is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The determination of the incremental borrowing rate incorporates various assumptions including the financial scale, leverage and coverage measures that indicate our financial flexibility and long-term viability. These measures utilize credit ratings that are assigned scores which, when weighted based on certain quantitative factors, indicate overall credit rating. An IBR for each lease term is determined based on the credit rating. All scores, credit ratings and corresponding IBRs are highly subjective.
We choose not to separate nonlease components (such as common area maintenance charges and heating, ventilation and air conditioning charges), from lease components (such as fixed minimum rent payments), and instead account for each separate lease component and the nonlease components associated with that lease component as a single lease component. We do not apply Accounting Standards Update (“ASU”) 2016-02, Leases, and all related guidance (ASC 842) requirements to leases that have lease terms of 12 months or less upon commencement, and instead recognize short-term lease payments, if applicable, in the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease term.
In response to the COVID-19 pandemic, the Financial Accounting Standards Board ("FASB") issued interpretive guidance in April 2020, which provides entities the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease terms. We elected this option; accordingly, we do not remeasure the lease liabilities or record a change to the ROU assets for any concessions we receive for our retail store leases. Rather, deferred lease payments are recorded to operating lease liabilities until paid and lease concessions are recorded in the period they are negotiated or when the lower lease expense is paid.
Income Taxes
We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire deferred tax asset will not be realized.
Deferred tax assets and liabilities are measured using the enacted tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes from a change in tax rate is recognized through continuing operations in the period that includes the enactment date of the change. Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future.

We prescribe a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We include interest and penalties related to uncertain tax positions in income tax expense in the consolidated statements of operations and comprehensive income (loss).
The amount of income taxes we pay may be subject to periodic audits by the Internal Revenue Service (“IRS”) and other taxing authorities. These audits may challenge certain of our tax positions, such as the timing and amount of deductions and allocation of taxable income to various jurisdictions.
We recognize tax liabilities for our estimate of the potential outcome of any uncertain tax issue, which is subject to our assessment of the relevant risks, facts and circumstances existing at the time, and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense and the effective tax rate in the period in which the new information becomes available.
As of the end of fiscal year 2021, we had accumulated undistributed earnings and profits of our foreign subsidiary of approximately $4.5 million. We continue to treat undistributed earnings of our foreign subsidiary as indefinitely reinvested according to our current operating plans and no deferred tax liability has been recorded for potential future taxes related to such earnings. According to current tax law, any future dividends paid from our foreign subsidiary will not be subject to income tax in the United States, except for withholding taxes and state taxes, which are not material. We have made a determination on our accounting policy choice to treat taxes related to Global Intangible Low Taxed Income (“GILTI”) as a period cost starting in calendar year 2018.
Share-Based Compensation
Prior to the IPO, Torrid Holding LLC issued 13,660,000 Class A, Class B, Class C, Class D, Class E, Class F, Class G, Class H and Class J Torrid incentive units, in the aggregate, net of forfeitures, to certain members of our management. These incentive units were intended to constitute profits interests.
We recognized the impact of share-based compensation associated with incentive units issued by Torrid Holding LLC in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The share-based compensation expense and related capital contribution are reflected in our consolidated financial statements as these awards were deemed to be for our benefit. The intent of the incentive units was to provide profit-sharing opportunities to management rather than equity ownership in our then parent, Torrid Holding LLC. The incentive units did not have any voting or distribution rights and contained a repurchase feature, whereby upon termination, Torrid Holding LLC had the right to purchase from former employees any or all of the vested incentive units at fair value. In addition, although the fair value of the incentive units was determined through an option pricing methodology that utilized the possible equity values of Torrid Holding LLC, the settlement amounts and method of settlement of the incentive units were at the discretion of the Board. Based on these aforementioned features and characteristics, we determined that the incentive units were in-substance liabilities accounted for as liability instruments in accordance with ASC 710, Compensation. The incentive units were remeasured based on the fair value of the awards at the end of each reporting period. We recorded the expense associated with changes in the fair value of these incentive units as a capital contribution from our former parent, Torrid Holding LLC, as our former parent is the legal obligor for the incentive units.
The incentive units were valued utilizing a contingent claims analysis ("CCA") methodology based on a Black-Scholes option pricing model ("OPM"). Under the OPM, each class of incentive units was modeled as a call option with a unique claim on the assets of Torrid Holding LLC. The characteristics of each class of incentive units determined the uniqueness of the claim on the assets of Torrid Holding LLC. The OPM used to value the incentive units incorporated various assumptions, including the time to liquidity event, equity volatility and risk-free interest rate of return. Equity volatility was based on the historical volatilities of comparable publicly traded companies for the time horizon equal to the time to the anticipated liquidity event; and the risk-free interest rate was for a term corresponding to the time to liquidity event. The assumptions underlying the valuation of the incentive units represented our best estimates, which involved inherent uncertainties and the application of our judgement. The most recent remeasurement of the fair value of the incentive units utilizing the CCA methodology was performed as of May 1, 2021. Following the pricing of our IPO, the vested portion of the incentive units was exchanged for shares of our common stock of an equivalent fair value as the vested incentive units and the unvested portion was cancelled. As such, the fair value of these incentive units is no longer recognized in our consolidated statement of operations.

On June 22, 2021, in connection with our IPO, we adopted the Torrid Holdings Inc. 2021 Long-Term Incentive Plan (the “2021 LTIP”), for employees, consultants and directors. The 2021 LTIP provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), among other types of awards, all of which are accounted for in accordance with ASC 718, Compensation-Stock Compensation. The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes share-based compensation cost as expense over the vesting period. As share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for actual forfeitures as they occur.
Stock options are valued utilizing a Black-Scholes OPM. The OPM used to value the stock options incorporates various assumptions, including dividend yield, expected volatility, risk-free interest rate and expected term of the stock options. The expected volatility is estimated based on the historical volatility of a select peer group of similar publicly traded companies for a term that is consistent with the expected term of the stock options. The risk-free interest rates are based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected term of the stock options. The expected term of the stock options represents the estimated period of time until exercise and is calculated using the simplified method which deems the term to be the average of the time-to-vesting and the contractual life of the options. The grant date fair value of restricted stock and RSUs is based on the closing price per share of our common stock on the grant date. We recognize compensation expense for time-based awards on a straight-line basis and for performance-based awards on the graded-vesting method over the vesting period of the awards.
Earnings Per Share
Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common share equivalents outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation, as all potentially dilutive securities would be anti-dilutive.
Private Label Credit Card
We have an agreement with a third party to provide customers with private label credit cards (“Credit Card Agreement”). Each private label credit card bears the logo of the Torrid brand and can only be used at our store locations and on www.torrid.com. A third party financing company is the sole owner of the accounts issued under the private label credit card program and absorbs the losses associated with non-payment by the private label card holders and a portion of any fraudulent usage of the accounts. Pursuant to the Credit Card Agreement, we receive marketing and promotional funds from the third party financing company for certain expenses we incur based on usage of the private label credit cards. These marketing and promotional funds are recorded as a reduction in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). During fiscal years 2019, 2020 and 2021, these funds amounted to $10.0 million, $10.7 million and $18.5 million, respectively, related to these private label credit cards.
Employee Benefit Plan
On August 1, 2015, we adopted the Torrid 401(k) Plan (“401(k) Plan”). All employees who have been employed by us for at least 200 hours and are at least 21 years of age are eligible to participate. Employees may contribute up to 80% of their eligible compensation to the 401(k) Plan, subject to a statutorily prescribed annual limit. We may at our discretion contribute certain amounts to eligible employees’ accounts. From March 2020 to July 2020, we suspended our contributions to eligible employees’ accounts as a precautionary measure in light of uncertainty resulting from COVID-19. During fiscal years 2019 and 2021, we contributed 50% of the first 4% of participants’ eligible contributions into their 401(k) Plan accounts. Except for the period during fiscal year 2020 in which we suspended our contributions to eligible employees’ accounts in response to COVID-19, we contributed 50% of the first 4% of participants’ eligible contributions into their 401(k) Plan accounts. During fiscal years 2019, 2020 and 2021, we contributed $0.5 million, $0.4 million and $0.7 million, respectively, to eligible employees’ Torrid 401(k) Plan accounts.
Deferred Compensation Plan
On August 1, 2015, we established the Torrid Management Deferred Compensation Plan (“Deferred Compensation Plan”) for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan is designed to be exempt from most provisions of the Employee Retirement Security Act of

1974, as amended. All deferrals and associated earnings are our general unsecured obligations. We may at our discretion contribute certain amounts to eligible employees’ accounts. From March 2020 to July 2020, we suspended our contributions to eligible employees’ accounts as a precautionary measure in light of uncertainty resulting from COVID-19. During fiscal years 2019 and 2021, to the extent participants were ineligible to receive contributions from participation in our 401(k) Plan, we contributed 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts. Except for the period during fiscal year 2020 in which we suspended our contributions to eligible employees’ accounts in response to COVID-19, we contributed 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts. As of January 30, 2021 and January 29, 2022, we did not have any assets of the Deferred Compensation Plan and the associated liabilities were $6.5 million and $6.9 million, respectively, included in our consolidated balance sheets. As of January 29, 2022, $0.4 million of the $6.9 million Deferred Compensation Plan liabilities were included in accrued and other current liabilities in our consolidated balance sheet.
Note 3. Accounting Standards
Recently Adopted Accounting Standards in Fiscal Year 2020
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. Our adoption of this guidance in the first quarter of fiscal year 2020 did not have a material impact on our consolidated financial statements.
Recently Adopted Accounting Standards in Fiscal Year 2021
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The ASU is intended to enhance and simplify aspects of the income tax accounting guidance in ASC 740 as part of the FASB’s simplification initiative. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. Our adoption of this guidance on January 31, 2021 did not have a material impact on our consolidated financial statements.
Accounting Standards Not Yet Adopted
We have considered all recent accounting pronouncements and have concluded that there are no recent accounting pronouncements not yet adopted that are applicable to us, based on current information.
Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	January 30, 2021	January 29, 2022
Prepaid and other information technology expenses	3,202	5,692
Prepaid casualty insurance	1,336	3,050
Other	8,130	5,944
Prepaid expenses and other current assets	$12,668	$14,686

Note 5. Property and Equipment
Property and equipment are summarized as follows (in thousands):

	January 30, 2021	January 29, 2022
Property and equipment, at cost
Leasehold improvements	$161,817	$168,084
Furniture, fixtures and equipment	98,753	108,261
Software and licenses	15,121	15,356
Construction-in-progress	3,266	4,743
	278,957	296,444
Less: Accumulated depreciation and amortization	(135,701)	(168,879)
Property and equipment, net	$143,256	$127,565
We recorded depreciation and amortization expense related to our property and equipment in the amounts of $30.2 million, $33.1 million and $35.2 million during fiscal years 2019, 2020 and 2021, respectively.
Note 6. Implementation Costs Incurred in Cloud Computing Arrangements that are Service Contracts
We defer implementation costs incurred in cloud computing arrangements that are service contracts. The short-term portion of deferred implementation costs incurred in cloud computing arrangements that are service contracts are included in prepaid expenses and other current assets in the consolidated balance sheets, while the long-term portion of these deferred costs are included in deposits and other noncurrent assets. Deferred implementation costs incurred in cloud computing arrangements that are service contracts are summarized as follows (in thousands):

	January 30, 2021	January 29, 2022
Internal use of third party hosted software, gross	$6,095	$11,877
Less: Accumulated amortization	(2,245)	(3,892)
Internal use of third party hosted software, net	$3,850	$7,985
During fiscal years 2019, 2020 and 2021, we amortized approximately $0.8 million, $1.1 million and $1.7 million, respectively, of implementation costs incurred in cloud computing arrangements that are service contracts.
Note 7. Intangible Assets
Definite-lived intangible assets and indefinite-lived intangible assets are summarized as follows (in thousands):

	January 30, 2021			January 29, 2022
	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade name	$8,400	$—	$8,400	$8,400	$—	$8,400
Total	$8,400	$—	$8,400	$8,400	$—	$8,400
Indefinite-Lived Intangible Assets
We performed our annual impairment assessment of our trade name at the end of the third quarter of fiscal year 2021. We performed a qualitative assessment and determined that it is not more likely than not that the fair value of our trade name is less than its carrying value, which indicated there was no impairment.

Note 8. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	January 30, 2021	January 29, 2022
Accrued payroll and related expenses	$25,638	$31,194
Accrued inventory-in-transit	21,749	37,156
Accrued loyalty program	12,344	13,481
Accrued sales return allowance	3,863	4,347
Gift cards	9,361	11,695
Deferred revenue	1,512	2,879
Accrued sales and use tax	5,615	4,136
Accrued freight	4,937	6,048
Term loan interest payable	3,311	1,762
Accrued marketing	4,696	5,419
Accrued self-insurance liabilities	2,868	2,891
Other	14,467	17,700
Accrued and other current liabilities	$110,361	$138,708
Note 9. Leases
Our lease costs reflected in the tables below include minimum base rents, CAM charges and HVAC charges. We recognize such lease costs in the applicable expense category in either cost of goods sold, or selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
Our lease costs consisted of the following (in thousands):

	Fiscal Year Ended
	February 1, 2020	January 30, 2021	January 29, 2022
Operating (fixed) lease cost	$58,700	$40,192	$50,446
Short-term lease cost	170	124	82
Variable lease cost	18,237	17,550	20,655
Total lease cost	$77,107	$57,866	$71,183
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
As of January 30, 2021, we recorded deferred fixed lease payments of $5.8 million in current operating lease liabilities in the consolidated balance sheet and as of January 29, 2022, the amount recorded was not material. During fiscal years 2020 and 2021, we recorded reductions to lease costs of $18.6 million and $1.3 million, respectively, as a result of negotiated lease concessions.

A maturity analysis of our operating lease liabilities, for lease terms that include periods covered by options to extend some of our leases that we are reasonably certain of being executed, for each of the next five years and thereafter, reconciled to our operating lease liabilities recognized in the consolidated balance sheet as of January 29, 2022, is as follows (in thousands):

Fiscal Year
2022	$58,749
2023	59,476
2024	52,812
2025	43,095
2026	31,065
Thereafter	55,792
Total operating lease liabilities	$300,989
Less: Imputed interest	(48,224)
Total operating lease liabilities	$252,765
Less: Current portion of operating lease liabilities	(45,716)
Noncurrent operating lease liabilities	$207,049
Other supplementary information related to our leases is reflected in the table below (in thousands except lease term and discount rate data):

	Fiscal Year Ended
	February 1, 2020	January 30, 2021	January 29, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$59,894	$40,025	$59,066
Right-of-use assets obtained in exchange for new operating lease liabilities	$18,202	$3,814	$11,912
Decrease in right-of-use assets resulting from operating lease modifications or remeasurements	$8,111	$6,493	$5,190
Weighted average remaining lease term - operating leases	7 years	7 years	6 years
Weighted average discount rate - operating leases	5%	6%	6%
Note 10. Revenue Recognition
We recognize revenue when our performance obligations under the terms of a contract or an implied arrangement with a customer are satisfied, which is when the merchandise is transferred to the customer and the customer obtains control of it. The amount of revenue we recognize reflects the total consideration we expect to receive for the merchandise, which is the transaction price.
Our revenue, disaggregated by product category, consists of the following (in thousands):

	Fiscal Year Ended
	February 1, 2020	January 30, 2021	January 29, 2022
Apparel	$951,286	$890,511	$1,169,668
Non-apparel	85,698	83,003	109,126
Total net sales	$1,036,984	$973,514	$1,278,794
Amounts within Apparel include revenues earned from the sale of tops, bottoms, dresses, intimates, sleep wear, swim wear and outerwear. Amounts within Non-apparel include revenues earned from the sale of accessories, footwear and beauty. During fiscal years 2019, 2020 and 2021, e-Commerce penetration of total net sales was 48%, 70% and 63%, respectively.

Contract Liabilities
During fiscal year 2020, we recognized revenue of $9.0 million and $4.8 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2020. During fiscal year 2021, we recognized revenue of $10.9 million and $5.2 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2021.
Note 11. Related Party Transactions
Services Agreements with Hot Topic
From June 2, 2017 until its termination on March 21, 2019, we had a services agreement (“Third Party Services Agreement”) with Hot Topic Inc. ("Hot Topic"), pursuant to which Hot Topic provided us (or caused applicable third parties to provide) certain services, including information technology, distribution and logistics management, real estate leasing and construction management and other services as may have been specified. On March 21, 2019, we entered into an amended and restated services agreement (“Amended and Restated Services Agreement”) with Hot Topic under which Hot Topic provides us (or causes applicable third parties to provide) substantially similar services to those provided under the Third Party Services Agreement. The term of the Amended and Restated Services Agreement is three years, unless we or Hot Topic extend the agreement, or we terminate the agreement (or certain services under the agreement). We may terminate the various services upon written notice. Rates and costs related to the services provided under the Amended and Restated Services Agreement may change with approval from both parties. Each month, we are committed to pay Hot Topic for these services and reimburse Hot Topic for certain costs it incurs in the course of providing these services. We record payments made to Hot Topic under these service agreements in the applicable expense category in either cost of goods sold, or selling, general and administrative expenses. On August 1, 2019, in connection with the IT Asset Purchase Agreement (as defined below), we entered into a services agreement (“Reverse Services Agreement”) with Hot Topic, under which Torrid provides Hot Topic with certain information technology services. The term of the Reverse Services Agreement is three years, unless we or Hot Topic extend the agreement, or Hot Topic terminates the agreement. Torrid provides Hot Topic with the specified information technology services at no cost for the first three years of the Reverse Services Agreement, however Hot Topic bears certain capital and operating expenses that it incurs. Costs incurred in connection with providing the specified information technology services to Hot Topic are expensed as incurred in our consolidated statements of operations and comprehensive income (loss). During fiscal years 2019, 2020 and 2021, we incurred costs of $2.3 million, $3.0 million and $3.4 million, respectively, in connection with providing these information technology services to Hot Topic. In connection with the Reverse Services Agreement, we entered into an amendment to the Amended and Restated Services Agreement (“Amendment to Amended and Restated Services Agreement”) with Hot Topic on August 1, 2019, pursuant to which sections pertaining to Hot Topic’s provision of information technology services to Torrid were removed.
During fiscal years 2019, 2020 and 2021, Hot Topic charged us $35.3 million, $12.3 million and $7.5 million, respectively, for various services under the applicable service agreements, of which $14.5 million, $9.6 million and $4.9 million, respectively, were recorded as components of cost of goods sold, and the remaining $20.8 million, $2.7 million and $2.6 million, respectively, were charged to selling, general and administrative expenses. As of January 30, 2021, we did not owe any amount to Hot Topic for these services and as of January 29, 2022, we owed $0.7 million to Hot Topic for these services.
Hot Topic incurs certain direct expenses on our behalf, such as payments to our non-merchandise vendors and each month, we pay Hot Topic for these pass-through expenses. As of January 30, 2021, we had prepaid Hot Topic $0.4 million for these expenses, which are included in prepaid expenses and other current assets in our consolidated balance sheets. As of January 29, 2022, the net amount we owed Hot Topic for these expenses was $1.7 million, which is included in due to related parties in our consolidated balance sheets.
IT Asset Purchase Agreement with Hot Topic
On June 14, 2019, we entered into an asset purchase agreement (“IT Asset Purchase Agreement”) with Hot Topic pursuant to which we purchased certain information technology assets from Hot Topic for $29.5 million on August 1, 2019. Funds obtained from the Term Loan Credit Agreement (as defined in “Note 12 – Debt Financing Arrangements”) were used to make the purchase. We accounted for the purchase in accordance with subsections of ASC 805-50, related to transactions between entities under common control. Consequently, we recorded the information technology assets we purchased from Hot Topic at their historical carrying amounts totaling $3.5 million and recognized the difference between the historical carrying amounts and the purchase price in equity. In addition, certain information technology-related obligations and personnel, along with associated assets of $1.4 million and liabilities of $0.1 million, were transferred from Hot Topic to Torrid. In connection with the IT Asset Purchase Agreement, we and Hot Topic agreed to enter into the Reverse Services Agreement and Amendment to Amended and Restated Services Agreement upon the closing date of the IT Asset Purchase Agreement, which was August 1, 2019.
Promissory Notes Receivable from Parent
From time to time prior to the Reorganization, our former parent, Torrid Holding LLC, issued promissory notes receivable to Torrid Parent Inc., our current subsidiary. Due to the nature of these promissory notes receivable, we considered them to be in-substance distributions to Torrid Holding LLC and accounted for them as contra-equity in accordance with ASC 310, Receivables. Consequently, these promissory notes receivable were reflected within equity in our consolidated balance sheets as reductions in additional paid-in capital, within capital distribution to Torrid Holding LLC, net of contribution, in our consolidated statements of stockholders' equity (deficit), and within capital distribution to Torrid Holding LLC, net of contribution, in our consolidated statements of cash flows as financing cash outflows.
Pursuant to the Reorganization during fiscal year 2021, we assumed the obligations of Torrid Holding LLC under the related party promissory notes due to Torrid Parent Inc. These obligations represent intercompany transactions and have been eliminated in consolidation. No principal or interest payments had been made to Torrid Parent Inc. by our former parent prior to the Reorganization.
On December 20, 2018, Torrid Holding LLC issued a $61.4 million promissory note to us in exchange for cash, due on or before December 20, 2024 (“$61.4M Related Party Promissory Note Receivable”). The funds realized from the $61.4M Related Party Promissory Note Receivable were invested by our parent in HTI (as defined below) and used by HTI (as defined below) and Hot Topic for the partial redemption of Hot Topic’s 9.25% senior secured notes (“Notes”). The $61.4M Related Party Promissory Note Receivable accrued interest at an annual compounding rate of 3.06% due upon its maturity. As of the end of fiscal year 2020, there was a $61.4 million lump sum principal payment due to us upon the December 20, 2024 maturity date. The total amount of interest Torrid Holding LLC owed us as of the end of fiscal year 2020 was $4.0 million.
On June 6, 2019, Torrid Holding LLC issued a $20.0 million promissory note to us in exchange for cash, due on or before June 6, 2025 (“$20M Related Party Promissory Note Receivable”). The $20M Related Party Promissory Note Receivable accrued interest at an annual compounding rate of 2.78% due upon its maturity. As of the end of fiscal year 2020, there was a $20.0 million lump sum principal payment due to us upon the June 6, 2025 maturity date. The total amount of interest Torrid Holding LLC owed us as of the end of fiscal year 2020 was $0.9 million.
On June 14, 2019, Torrid Holding LLC issued a $10.0 million promissory note to us in exchange for cash, due on or before June 14, 2025 (“$10M Related Party Promissory Note Receivable”). The $10M Related Party Promissory Note Receivable accrued interest at an annual compounding rate of 2.78% due upon its maturity. As of the end of fiscal year 2020, there was a $10.0 million lump sum principal payment due to us upon the June 14, 2025 maturity date. The total amount of interest Torrid Holding LLC owed us as of the end of fiscal year 2020 was $0.5 million.
On July 31, 2019, Torrid Holding LLC issued a $214.6 million promissory note to us, due on or before July 31, 2025 (“$214.6M Related Party Promissory Note Receivable”). The $214.6M Related Party Promissory Note Receivable was issued to us in exchange for the $213.2 million investment we made in HTI (as defined below) on June 14, 2019 plus the associated $1.4 million interest due to us through July 31, 2019. The $214.6M Related Party Note Receivable accrued interest at an annual compounding rate of 1.87% due upon its maturity. As of the end of fiscal year 2020, there was a $214.6 million lump sum principal payment due to us upon the July 31, 2025 maturity date. The total amount of interest Torrid Holding LLC owed us as of the end of fiscal year 2020 was $6.1 million.
On August 1, 2019, Torrid Holding LLC issued a $1.2 million promissory note to us in exchange for cash, due on or before August 1, 2025 (“$1.2M Related Party Promissory Note Receivable”). The $1.2M Related Party Promissory Note Receivable was issued to us in exchange for purchasing $1.2 million of senior participating preferred stock from HTI (as defined below) on behalf of our parent. The $1.2M Related Party Promissory Note Receivable accrued interest at an annual compounding rate of 1.87% due upon its maturity. As of the end of fiscal year 2020, there was a $1.2 million lump sum principal payment due to us upon the August 1, 2025 maturity date. The total amount of interest Torrid Holding LLC owed us as of the end of fiscal year 2020 was not material.
On November 26, 2019, Torrid Holding LLC issued a $12.0 million promissory note to us in exchange for cash, due on or before November 26, 2025 (“$12M Related Party Promissory Note Receivable”). The $12M Related Party Promissory Note Receivable accrued interest at an annual compounding rate of 1.59% due upon its maturity. As of the end of fiscal year 2020, there was a $12.0 million lump sum principal payment due to us upon the November 26, 2025 maturity date. The total amount of interest Torrid Holding LLC owed us as of the end of fiscal year 2020 was $0.2 million.

On June 14, 2021, Torrid Holding LLC issued a $300.0 million promissory note to us in exchange for cash, due on or before June 14, 2027 (“$300M Related Party Promissory Note Receivable”). The $300M Related Party Promissory Note Receivable accrued interest at an annual compounding rate of 1.02% upon its maturity.
Sponsor Advisory Services Agreement
On May 1, 2015, we entered into an advisory services agreement with Sycamore, pursuant to which Sycamore agreed to provide strategic planning and other related services to us. We are obligated to reimburse Sycamore for its expenses incurred in connection with providing such advisory services to us. As of the end of fiscal years 2020 and 2021, there were no amounts due and during fiscal years 2019, 2020 and 2021, no amounts were paid under this agreement.
From time to time, we reimburse Sycamore for certain management expenses it pays on our behalf. As of the end of fiscal year 2020, there was no amount due, and as of the end of fiscal year 2021, the amount due was not material. During fiscal years 2019, 2020 and 2021, the reimbursements we made to Sycamore for such expenses were $0.1 million, $0.1 million and $0.7 million, respectively.
Other Related Party Transactions
On June 14, 2019, we used funds obtained from the Term Loan Credit Agreement (as defined in “Note 12—Debt Financing Arrangements”) to purchase $213.2 million of senior participating preferred stock from Hot Topic’s parent, HT Intermediate Holdings Corp. (“HTI”). HTI used the funds it received from us to redeem its Notes. We accounted for the purchase under the cost method in accordance with ASC 325, Investments—Other. On July 31, 2019, Torrid Holding LLC issued the $214.6M Related Party Promissory Note Receivable to us in exchange for our $213.2 million investment in HTI’s senior participating preferred stock, including $1.4 million of accrued interest. Due to the nature of this $214.6M Related Party Promissory Note Receivable, we considered it to be an in-substance distribution to Torrid Holding LLC and accounted for it as contra-equity. Pursuant to the Reorganization, we assumed the obligations of Torrid Holding LLC under the $214.6M Related Party Promissory Note Receivable.
MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During fiscal years 2019, 2020 and 2021, cost of goods sold includes $37.4 million, $45.4 million and $55.4 million, respectively, related to the sale of merchandise purchased from this supplier. Purchases from this supplier accounted for less than 10% of total purchases in fiscal years 2019 and 2020 and less than 12% of total purchases in fiscal year 2021. As of the end of fiscal years 2020 and 2021, the net amounts we owed MGF Sourcing US, LLC for these purchases were $8.0 million and $12.1 million, respectively. This liability is included in due to related parties in our consolidated balance sheets.
HU Merchandising, LLC, a subsidiary of Hot Topic, is one of our suppliers. During fiscal years 2019, 2020 and 2021, cost of goods sold includes $0.7 million, $0.4 million and $0.7 million, respectively, related to the sale of merchandise purchased from this supplier. As of the end of fiscal years 2020 and 2021, the amounts we owed HU Merchandising, LLC for these purchases were $0.1 million.
Staples, Inc., an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During fiscal years 2019, 2020 and 2021, purchases from this supplier were not material. As of the end of fiscal years 2020 and 2021, amounts due to this supplier were not material.
Prior to fiscal year 2020, Hot Topic provided us with licensing services for certain of our goods, such as license procurement and design services. During fiscal year 2019, Hot Topic charged us $0.1 million for these services, which were recorded as components of cost of goods sold.
In April 2020, we received a letter of support from Sycamore for up to $20.0 million of additional equity funding which, if necessary and sufficient, would be provided to further prevent noncompliance with the financial covenants in the Amended Term Loan Credit Agreement (as defined in “Note 12—Debt Financing Arrangements”) through May 2021. In September 2020, we received an updated letter of support from Sycamore extending the equity funding commitment of up to $20.0 million, if necessary and sufficient, through January 2022. The letter of support was terminated as of May 6, 2021.
In March 2021, Hot Topic entered into a consulting services agreement with our Chief Financial Officer, George Wehlitz, Jr. (“CFO”), pursuant to which Hot Topic agreed to pay our CFO a consulting fee of $10,000 per month. The agreement was effective from January 3, 2021 and terminated on May 31, 2021.

Note 12. Debt Financing Arrangements
Our debt financing arrangements consist of the following (in thousands):

	January 30, 2021	January 29, 2022
Existing ABL Facility, as amended	$—	$—
Term loan
Amended Term Loan Credit Agreement	210,700	—
New Term Loan Credit Agreement	—	350,000
Less: current portion of unamortized original issue discount and debt financing costs	(1,494)	(1,356)
Less: noncurrent portion of unamortized original issue discount and debt financing costs	(4,294)	(7,284)
Total term loan outstanding, net of unamortized original issue discount and debt financing costs	204,912	341,360
Less: current portion of term loan, net of unamortized original issue discount and debt financing costs	(11,506)	(20,519)
Total term loan, net of current portion and unamortized original issue discount and debt financing costs	$193,406	$320,841
Fixed mandatory principal repayments due on the outstanding term loan are as follows as of January 29, 2022 (in thousands):

Fiscal Year
2022	21,875
2023	17,500
2024	17,500
2025	17,500
2026	17,500
2027	17,500
2028	240,625
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
If we elect the LIBOR rate, interest is due and payable on the last day of each interest period, unless an interest period exceeds three months, then the respective dates that fall every three months after the beginning of the interest period shall also be interest payment dates. If we elect the Base rate loan, interest is due and payable the last day of each calendar quarter. The elected interest rate at the end of fiscal year 2021 was approximately 6%.

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
Under the New Term Loan Credit Agreement, we are also required to make variable mandatory prepayments of the Principal, under certain conditions as described below, approximately 102 days after the end of each fiscal year (each, a “Prepayment”). Prepayments, if applicable, commence at the end of fiscal year 2022 and represent between —% and 50% (depending on our first lien net leverage ratio) of Excess Cash Flow (as defined in the New Term Loan Credit Agreement) in excess of $10.0 million, minus prepayments of Principal, the Existing ABL Facility, as amended (to the extent accompanied by a permanent reduction in the commitments thereunder) and certain other specified indebtedness and amounts in connection with certain other enumerated items.
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
As of the end of fiscal year 2021, we were compliant with our financial covenants under the New Term Loan Credit Agreement.
We consider the carrying amount of the term loan to approximate fair value at January 30, 2021 and January 29, 2022 because it is carried at a market observable interest rate that resets periodically and is categorized as Level 2 in the fair value hierarchy.
As of the end of fiscal year 2021, total borrowings, net of OID and financing costs, of $341.4 million remain outstanding under the New Term Loan Credit Agreement. During fiscal year 2021, we recognized $14.0 million of interest expense and $0.9 million of OID and financing costs related to the New Term Loan Credit Agreement. The OID and financing costs are amortized over the New Term Loan Credit Agreement’s seven-year term and are reflected as a direct deduction of the face amount of the term loan in our consolidated balance sheets. We recognize interest payments, together with amortization of the OID and financing costs, in interest expense in our consolidated statements of operations and comprehensive income (loss).
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
The Amended Term Loan Credit Agreement provided for term loans in an initial aggregate amount of $260.0 million (“Amended Term Loan Credit Agreement Principal”), which was recorded net of an original issue discount (“OID”) of $2.9 million and had a maturity date of December 14, 2024. In connection with the Term Loan Credit Agreement, we paid financing costs of approximately $4.6 million.

The $257.1 million proceeds of the Term Loan Credit Agreement, net of OID, were used to i) purchase $213.2 million of senior participating preferred stock from Hot Topic’s parent, HT Intermediate Holdings Corp. for which we subsequently received a promissory note receivable in exchange from our parent; ii) purchase certain information technology assets from Hot Topic for $29.5 million; iii) make a $10.0 million distribution to Torrid Holding LLC; and iv) pay for financing costs associated with the Term Loan Credit Agreement.
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
If we elected the LIBOR rate, interest was due and payable on the last day of each interest period, unless an interest period exceeded three months, then the respective dates that fell every three months after the beginning of the interest period would also be interest payment dates. If we elected the Base rate loan, interest was due and payable the last day of each fiscal quarter.
In addition to paying interest on the outstanding Principal under the Amended Term Loan Credit Agreement, we were required to make fixed mandatory repayments of the Principal on the last business day of each fiscal quarter until maturity (“Amended Term Loan Credit Agreement Repayment”). Amended Term Loan Credit Agreement Repayments for the first four fiscal quarters, starting in the third quarter of fiscal year 2019, represented 0.75% of the Amended Term Loan Credit Agreement Principal, reduced as a result of the application of prior Amended Term Loan Credit Agreement Prepayments (as defined below). For each of the eight fiscal quarters thereafter, Amended Term Loan Credit Agreement Repayments represented 1.25% of the Amended Term Loan Credit Agreement Principal, reduced as a result of the application of prior Amended Term Loan Credit Agreement Prepayments (as defined below). For each of the 10 fiscal quarters thereafter until the maturity date, Amended Term Loan Credit Agreement Repayments represented 1.875% of the Amended Term Loan Credit Agreement Principal, reduced as a result of the application of prior Amended Term Loan Credit Agreement Prepayments (as defined below).
Under the Amended Term Loan Credit Agreement, we were also required to make variable mandatory prepayments of the Amended Term Loan Credit Agreement Principal, under certain conditions as described below, approximately 102 days after the end of each fiscal year (each, an “Amended Term Loan Credit Agreement Prepayment”). Amended Term Loan Credit Agreement Prepayments, if applicable, commenced at the end of fiscal year 2018 and represented between 25% and 75% (depending on our first lien net leverage ratio) of Excess Cash Flow (as defined in the Amended Term Loan Credit Agreement) in excess of $2.0 million, minus prepayments of Amended Term Loan Credit Agreement Principal, the Existing ABL Facility, as amended (as defined below), (to the extent accompanied by a permanent reduction in the commitments thereunder) and certain other specified indebtedness and amounts in connection with certain other enumerated items.
All of Torrid LLC’s existing domestic subsidiaries and Torrid Intermediate LLC unconditionally guaranteed all obligations under the Amended Term Loan Credit Agreement. Substantially all of the assets of Torrid LLC, Torrid LLC’s existing subsidiaries and Torrid Intermediate LLC secured all such obligations and the guarantees of those obligations, subject to certain exceptions.
Our borrowings under the Amended Term Loan Credit Agreement were subject to a financial covenant that required us to maintain a maximum ratio of our total debt to EBITDA (as defined in the Amended Term Loan Credit Agreement) (“Total Net Leverage Ratio”). The maximum ratio was 3.60 for the quarter ended November 2, 2019, 3.35 for the quarters ended February 1, 2020, May 2, 2020, and August 1, 2020, 3.10 for the quarter ended October 31, 2020, 2.50 for the quarter ended January 30, 2021, 2.35 for the quarter ended May 1, 2021, 2.10 for the quarters ended July 31, 2021 and October 30, 2021, and 1.85 for all quarters thereafter. The Amended Term Loan Credit Agreement amended the definition of total debt used in the Total Net Leverage Ratio calculation for the quarters ended October 31, 2020, January 30, 2021, May 1, 2021 and July 31, 2021. The amended definition of total debt permitted us to exclude indebtedness associated with our Existing ABL Facility, as amended, through the quarter ended October 31, 2020, removed the $20.0 million cap from the amount of cash and cash equivalents on-hand that we were permitted to net against our total debt for purposes of the ratio calculation through the quarter ended January 30, 2021, and raised the $20.0 million cap to $40.0 million and $30.0 million for the quarters ended May 1, 2021 and July 31, 2021, respectively, before reverting to $20.0 million for all quarters thereafter.
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
During fiscal year 2019, we recognized $14.9 million of interest expense and recognized $0.9 million of OID and financing costs related to the Term Loan Credit Agreement. During fiscal year 2020, we recognized $19.2 million of interest expense and recognized $1.4 million of OID and financing costs related to the Amended Term Loan Credit Agreement. During fiscal year 2021, we recognized $8.2 million of interest expense and recognized $0.4 million of OID and financing costs related to the Amended Term Loan Credit Agreement. The OID and financing costs were amortized over the Amended Term Loan Credit Agreement’s five and a half-year term and were reflected as a direct deduction of the face amount of the term loan in our consolidated balance sheets. On June 14, 2021, upon repayment of the outstanding borrowings under the Amended Term Loan Credit Agreement, we wrote off $5.2 million of unamortized OID and financing costs and incurred a $2.1 million prepayment penalty. We recognized interest payments, together with amortization of the OID and financing costs, in interest expense in our consolidated statements of operations and comprehensive income (loss).
Senior Secured Asset-Based Revolving Credit Facility
In May 2015, we entered into a credit agreement for a senior secured asset-based revolving credit facility (“Original ABL Facility”) of $50.0 million (subject to a borrowing base), with Bank of America, N.A. On October 23, 2017, we entered into an amended and restated credit agreement (“Existing ABL Facility”), which amended our Original ABL Facility. The Existing ABL Facility increased the aggregate commitments available under the Original ABL Facility from $50.0 million to $100.0 million (subject to a borrowing base); and increased our right to request additional commitments from up to $30.0 million to up to $30.0 million plus the aggregate principal amount of any permanent principal reductions we may take (subject to customary conditions precedent). On June 14, 2019, in conjunction with the Term Loan Credit Agreement, we entered into an amendment to the Existing ABL Facility (the “1st Amendment”). The 1st Amendment decreased the aggregate commitments available under the Existing ABL Facility from $100.0 million to $70.0 million (subject to a borrowing base), permitted indebtedness incurred pursuant to the Term Loan Credit Agreement and made certain other modifications. On September 4, 2019, we entered into another amendment to the Existing ABL Facility (the “2nd Amendment”). The 2nd Amendment permitted parent company financial statements to be used to satisfy reporting requirements and made certain other modifications. On June 14, 2021, in conjunction with the New Term Loan Credit Agreement, we entered into a third amendment to the Existing ABL Facility (the “3rd Amendment”), which amended our Existing ABL Facility, as amended. The 3rd Amendment increased the aggregate commitments available under the Existing ABL facility, as amended, from $70.0 million to $150.0 million (subject to a borrowing base) and extended the date upon which the principal amount outstanding of the loans would be due and payable in full from October 23, 2022 to June 14, 2026. All other material terms of the Existing ABL Facility, as amended, remain substantially the same as the previous agreements it replaced.
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
Borrowings under the Existing ABL Facility, as amended, bear interest at an annual rate equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate for an interest period of one month adjusted for certain costs, plus 1.00% or (b) at a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs (“Adjusted LIBOR”), in each case plus an applicable margin that ranges from 1.25% to 1.75% for LIBOR borrowings and 0.25% to 0.75% for base rate borrowings, in each case, based on average daily availability. As of the end of fiscal year 2021, the applicable interest rate for borrowings under the Existing ABL Facility, as amended, was approximately 4% per annum.
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
The Existing ABL Facility, as amended, requires us to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 if we fail to maintain Specified Availability (as defined by the Existing ABL Facility, as amended) of at least the greater of 10% of the Loan Cap, as defined by the Existing ABL Facility, as amended, and $7.0 million. The Existing ABL Facility, as amended, contains a number of other covenants that, among other things and subject to certain exceptions, will restrict our ability and the ability of our subsidiaries to: incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or our other indebtedness; make investments, loans and acquisitions; engage in transactions with our affiliates; sell assets, including capital stock of our subsidiaries; alter the business we conduct; consolidate or merge; and incur liens. As of the end of fiscal years 2020 and 2021, we were compliant with our debt covenants under the Existing ABL Facility, as amended.
The Existing ABL Facility, as amended, specifically restricts dividends and distributions, aside from amounts to cover ordinary operating expenses and taxes, between our subsidiaries and to us. However, dividends and distributions are permitted at any time that either (1) availability under the Existing ABL Facility, as amended, is equal to or greater than 15% of the maximum borrowing amount on a pro forma basis and we are pro forma compliant with a 1.00 to 1.00 fixed charge coverage ratio or (2) availability under the Existing ABL Facility, as amended, is equal to or greater than 20% of the maximum borrowing amount on a pro forma basis. As of the end of fiscal years 2020 and 2021, the maximum restricted payments utilizing the Existing ABL Facility, as amended, that our subsidiaries could make from its net assets were $55.0 million and $109.8 million, respectively.
We consider the carrying amounts of the Existing ABL Facility, as amended, to approximate fair value because it is carried at a market observable interest rate that resets periodically and is categorized as Level 2 in the fair value hierarchy.
Availability under the Existing ABL Facility, as amended, at the end of fiscal year 2020 was $65.5 million, which reflects no borrowings. In March 2020, we borrowed $50.0 million from our Existing ABL Facility, as amended, as a precautionary measure to increase our cash position and preserve financial flexibility in light of current uncertainty resulting from COVID-19. In the second quarter of fiscal year 2020, we repaid the $50.0 million outstanding under the Existing ABL Facility, as amended. Availability under the Existing ABL Facility, as amended, at the end of fiscal year 2021 was $123.9 million, which reflects no borrowings. Standby letters of credit issued and outstanding were $4.5 million and $5.3 million at the end of fiscal years 2020 and 2021, respectively. During the third quarter of fiscal year 2017, we incurred $0.5 million of financing costs for the Existing ABL Facility, which were reduced in fiscal year 2019 by $0.1 million written off to account for the impact of our entry into the

1st Amendment. During the second quarter of fiscal year 2021, we incurred an additional $0.7 million of financing costs in connection with our entry into the 3rd Amendment. These financing costs, together with the unamortized financing costs of $0.1 million associated with the Original ABL Facility, are amortized over the five-year term of the Existing ABL Facility, as amended, and are reflected in prepaid expenses and other current assets and deposits and other noncurrent assets in our consolidated balance sheets. During fiscal years 2019, 2020 and 2021, we amortized financing costs of $0.1 million in each period. During fiscal years 2019, 2020 and 2021, interest payments were $0.5 million, $0.6 million and $0.6 million, respectively. We recognize amortization of financing costs and interest payments for the revolving credit facilities in interest expense in our consolidated statements of operations and comprehensive income (loss).
Note 13. Income Taxes
Income Before Provision for Income Taxes
The domestic and foreign income before provision for income taxes during fiscal years 2019, 2020 and 2021 is as follows (in thousands):

	Fiscal Year Ended
	February 1, 2020	January 30, 2021	January 29, 2022
Domestic	$57,348	$38,698	$15,010
Foreign	3,354	(3,175)	819
Income before provision	$60,702	$35,523	$15,829
Provision for Income Taxes
The composition of the provision for income taxes during fiscal years 2019, 2020 and 2021 is as follows (in thousands):

	Fiscal Year Ended
	February 1, 2020	January 30, 2021	January 29, 2022
Current:
Federal	$17,784	$9,528	$36,410
State	4,472	2,559	8,051
Foreign	1,263	(37)	—
	$23,519	$12,050	$44,461
Deferred:
Federal	$(4,008)	$(157)	$785
State	(623)	(361)	305
Foreign	(55)	(541)	222
	(4,686)	(1,059)	1,312
Total income tax provision	$18,833	$10,991	$45,773

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	January 30, 2021	January 29, 2022
Deferred tax assets (liabilities):
Inventory	$2,010	$2,197
Loyalty reserve	3,169	3,591
Accrued bonus	2,110	3,944
Deferred rent	812	639
Deferred compensation	1,612	1,694
Lease liability	72,837	61,112
Equity based compensation	—	459
Other deferred tax assets	5,584	4,562
ROU assets	(62,216)	(52,611)
Intangible assets	(2,074)	(2,071)
Depreciation	(16,096)	(16,446)
Other deferred tax liabilities	(1,609)	(2,197)
Total net deferred tax assets	$6,139	$4,873
A reconciliation of the provision for income taxes to the statutory tax rate is as follows:

	Fiscal Year Ended
	February 1, 2020	January 30, 2021	January 29, 2022
Statutory federal rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	4.6	5.5	35.5
Share-based compensation	4.2	4.6	202.9
Liability for uncertain tax positions	0.7	(1.2)	9.4
Information technology services charge	—	1.8	4.5
Non-deductible IPO transaction costs	—	—	11.0
Limitation on Section 162(m) officers	—	—	5.8
Foreign derived intangible income	(0.1)	(0.3)	(2.0)
Other differences, net	0.6	(0.5)	1.1
Effective income tax rate	31.0%	30.9%	289.2%
The effective tax rates in fiscal years 2019, 2020 and 2021 reflect non-deductible and non-taxable fair market value adjustments to the share-based compensation expense, for which there is no associated income tax benefit or expense. The unconventional effective tax rate in fiscal year 2021 is primarily due to the increase in the amount of non-deductible items associated with share-based compensation, relative to income before provision for income taxes for fiscal year 2021. The increase in the amount of non-taxable items associated with share-based compensation during fiscal year 2021 was driven by the $111.4 million remeasurement adjustment related to the increase in the value of the incentive units as indicated by the Torrid Holding LLC equity value as of June 30, 2021, following the pricing of our IPO. Please refer to “Note 14—Share-Based Compensation” for further discussion regarding the $111.4 million remeasurement adjustment.
Excess tax benefits or detriments associated with share-based payment awards are recognized as income tax benefits or expense in the consolidated statement of operations. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The income tax detriment resulting from share-based awards was $0.3 million for 2021 and is reflected as an increase to the 2021 income tax provision.
As of the end of fiscal year 2021, we had accumulated undistributed earnings and profits of our foreign subsidiary of approximately $4.5 million. We continue to treat undistributed earnings of our foreign subsidiary as indefinitely reinvested according to our current operating plans and no deferred tax liability has been recorded for potential future taxes related to such earnings. According to current tax law, any future dividends paid from our foreign subsidiary will not be subject to income tax in the United States, except for withholding taxes and state taxes, which are not material. We have made a determination on our accounting policy choice to treat taxes related to GILTI as a period cost starting in calendar year 2018.

On March 27, 2020, December 27, 2020 and March 11, 2021, the CARES Act, CAA and ARPA, respectively, were signed into law and have resulted in significant changes to the U.S. federal corporate tax law as described in “Note 1—Basis of Presentation and Description of the Business.” We have considered the applicable CARES Act and CAA tax law changes in our tax provision for the year ended January 29, 2022, and continue to evaluate the impact of these and the ARPA tax law changes on future periods.
Uncertain Tax Positions
The amount of income taxes we pay is subject to ongoing audits by taxing authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. As of the end of fiscal year 2020, the total liability for income taxes associated with unrecognized tax benefits, including interest and penalties, was $2.4 million ($2.0 million, net of federal benefit). As of the end of fiscal year 2021, the total liability for income taxes associated with unrecognized tax benefits, including interest and penalties, was $4.0 million ($3.5 million, net of federal benefit). Our effective tax rate will be affected by any portion of this liability we may recognize.
We believe that it is reasonably possible that $0.3 million ($0.3 million net of federal benefit) of our liability for unrecognized tax benefits, of which the associated interest and penalties are not material, may be recognized in the next 12 months due to the expiration of statutes of limitations.
The following table reconciles the amount recorded for the liability for income taxes associated with unrecognized tax benefits as of the end of fiscal years 2019, 2020 and 2021 (in thousands):

	Fiscal Year Ended
	February 1, 2020	January 30, 2021	January 29, 2022
Unrecognized tax benefits at the beginning of the fiscal year	$896	$1,308	$2,187
Additions:
Tax positions related to the current period	424	1,455	1,535
Tax positions related to the prior period	(12)	(576)	(429)
Unrecognized tax benefits at the end of the fiscal year	$1,308	$2,187	$3,293
Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits as a tax expense. In fiscal years 2019, 2020 and 2021, tax expense related to interest and penalties was $0.3 million, $0.3 million and $0.5 million, respectively.
We operate stores throughout the United States, Puerto Rico and Canada, and as a result, we file income tax returns in the United States federal jurisdiction and various state, local and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. The federal statute of limitations period is three years and most states follow this limitations period with few exceptions. Consequently, tax years between 2018 and 2020 are open for examination.
IT Asset Purchase Agreement with Hot Topic
In connection with the IT Asset Purchase Agreement we entered into with Hot Topic on August 1, 2019, we generated a tax amortizable basis of the $29.5 million purchase price, amortizable over three years commencing in fiscal year 2019. We recorded the $26.0 million variance between the $3.5 million net book value and $29.5 million tax amortizable basis of the information technology assets in equity, net of $6.7 million deferred tax.

Note 14. Share-Based Compensation
Our share-based compensation expense, by award type, consists of the following (in thousands):

	Fiscal Year Ended
	February 1, 2020	January 30, 2021	January 29, 2022
Restricted stock units	$—	$—	$4,040
Restricted stock awards	—	—	3,864
Stock options	—	—	514
Employee stock purchase plan	—	—	170
Remeasurement adjustments for incentive units	11,993	7,791	151,166
Share-based compensation expense before income taxes	11,993	7,791	159,754
Income tax detriment	—	—	293
Net share-based compensation expense	$11,993	$7,791	$160,047
On June 22, 2021, in connection with our IPO, the board of directors (“Board”) adopted the Torrid Holdings Inc. 2021 Long-Term Incentive Plan (the “2021 LTIP”), for employees, consultants and directors. The 2021 LTIP provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards intended to align the interests of service providers, with those of our shareholders. As of the end of fiscal year 2021, 10,687,500 shares were authorized for issuance under the 2021 LTIP.
On June 22, 2021, in connection with our IPO, the Board adopted the Torrid Holdings Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), intended to qualify under Section 423 of the U.S. Internal Revenue Code of 1986, as amended, in order to provide all of our eligible employees with a further incentive towards ensuring our success and accomplishing our corporate goals. The ESPP allows eligible employees to contribute up to 15% of their base earnings towards purchases of common stock, subject to an annual maximum. The purchase price is 85% of the lower of (i) the fair market value of the stock on the date of enrollment and (ii) the fair market value of the stock on the last day of the related purchase period. As of the end of fiscal year 2021, 3,650,000 shares were authorized for issuance under the ESPP.
Incentive Units
Prior to the IPO, Torrid Holding LLC issued 13,660,000 Class A, Class B, Class C, Class D, Class E, Class F, Class G, Class H and Class J Torrid incentive units, in the aggregate, net of forfeitures, to certain members of our management.
We recognized the impact of share-based compensation associated with incentive units issued by Torrid Holding LLC in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The share-based compensation expense and related capital contribution are reflected in our consolidated financial statements as these awards were deemed to be for our benefit. The intent of the incentive units was to provide profit-sharing opportunities to management rather than equity ownership in our then parent, Torrid Holding LLC. The incentive units did not have any voting or distribution rights and contained a repurchase feature, whereby upon termination, Torrid Holding LLC had the right to purchase from former employees any or all of the vested incentive units at fair value. In addition, although the fair value of the incentive units was determined through an option pricing methodology that utilized the possible equity values of Torrid Holding LLC, the settlement amounts and method of settlement of the incentive units were at the discretion of the Board. Based on these aforementioned features and characteristics, we determined that the incentive units were in-substance liabilities accounted for as liability instruments in accordance with ASC 710, Compensation. The incentive units were remeasured based on the fair value of the awards at the end of each reporting period. We recorded the expense associated with changes in the fair value of these incentive units as a capital contribution from our former parent, Torrid Holding LLC, as our former parent is the legal obligor for the incentive units.
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
During the second quarter of fiscal year 2021, we recorded a share-based compensation expense remeasurement adjustment of $111.4 million related to the increase in the value of the incentive units as indicated by the Torrid Holding LLC equity value as of June 30, 2021, following the pricing of our IPO. The vested portion of the incentive units was exchanged for 13,353,122 shares of our common stock of an equivalent fair value as the vested incentive units and the unvested portion was cancelled. As such, the fair value of these incentive units is no longer recognized in our consolidated statement of operations.
During fiscal years 2019, 2020 and 2021, we recognized share-based compensation expense of $12.0 million, $7.8 million and $159.8 million, respectively, primarily due to an increase in the Torrid Holding LLC equity value.
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
RSU activity under the 2021 LTIP consists of the following (in thousands except per share and contractual life amounts):

	Shares	Weighted average grant date value per share
Nonvested, January 30, 2021	—
Granted	392	$26.82
Vested	(105)	$27.00
Forfeited	(9)	$27.00
Nonvested, January 29, 2022	278	$26.75
As of the end of fiscal year 2021, unrecognized compensation expense related to unvested RSUs was $6.2 million, which is expected to be recognized over a weighted average period of approximately 3.1 years. The total vesting date fair value of RSUs which vested during fiscal year 2021 was $2.6 million.
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

Restricted stock award activity under the 2021 LTIP consists of the following (in thousands except per share and contractual life amounts):

	Shares	Weighted average grant date fair value per share
Outstanding, January 30, 2021	—
Granted	866	$27.00
Vested	(120)	$27.00
Forfeited	(214)	$27.00
Nonvested, January 29, 2022	532	$27.00
As of the end of fiscal year 2021, unrecognized compensation expense related to unvested restricted stock awards was $13.7 million, which is expected to be recognized over a weighted average period of approximately 2.2 years. The total vesting date fair value of restricted stock awards which vested during fiscal year 2021 was $2.3 million.
Stock Options
Stock options generally vest in equal installments each year over 4 years and generally expire 10 years from the grant date.
Stock option activity under the 2021 LTIP consists of the following (in thousands except per share and contractual life amounts):

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, January 30, 2021	—
Granted	342	$21.03
Exercised	—
Expired / forfeited	(5)	$21.00
Outstanding, January 29, 2022	337	$21.03	9.4	$—
Exercisable, January 29, 2022	—
The weighted average grant date fair value of stock option awards granted during fiscal year 2021 was $11.24 per option and was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield	—%
Expected volatility(1)	56.0%
Risk-free interest rate(2)	1.1%
Expected term(3)	6.31 years
Grant date fair value per share	$21.00

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

As of the end of fiscal year 2021, unrecognized compensation expense related to unvested stock options was $3.3 million, which is expected to be recognized over a weighted average period of approximately 3.5 years.

Note 15. Lease Incentives and Other Noncurrent Liabilities
Lease incentives and other noncurrent liabilities consist of the following (in thousands):

	January 30, 2021	January 29, 2022
Noncurrent portion of lease incentives	$1,426	$1,053
Noncurrent income taxes payable	2,447	3,991
Lease incentives and other noncurrent liabilities	$3,873	$5,044
Note 16. Commitments and Contingencies
Operating Lease Agreements
We have entered into operating lease agreements for retail, distribution and office space; and vehicles and equipment, under primarily non-cancelable leases with terms ranging from approximately two to seventeen years. Please refer to “Note 9 – Leases” for further discussion regarding our leases.
Litigation
On November 8, 2017, holders purporting to represent approximately 37% of Hot Topic’s Notes (“Plaintiffs”) filed a lawsuit in New York state court against Hot Topic, Torrid, and certain other persons (“Defendants”). The lawsuit alleged, among other matters, that the May 2015 sale by Hot Topic of Torrid LLC violated the Notes indenture. The Plaintiffs sought to void and unwind the separation of Torrid LLC or, in the alternative, monetary damages in an unspecified amount. On December 26, 2017, Torrid Holding LLC entered into a settlement agreement that we were a party to, with the Plaintiffs. In the settlement agreement, Torrid Holding LLC agreed to guarantee the timely payment of all obligations under the then $340 million outstanding balance of the Notes. In addition, Torrid Holding LLC agreed to use any net after-tax proceeds it may have received in connection with an IPO or other public or private sale of equity interests in us to redeem the Notes at the redemption prices specified in the indenture. Hot Topic redeemed all of its Notes during the second quarter of fiscal year 2019.
From time to time, we are involved in other matters of litigation that arise in the ordinary course of business. Though significant litigation or awards against us could seriously harm our business and financial results, we do not at this time expect these other matters of litigation to have a material adverse effect on our consolidated financial statements.
Indemnities, Commitments and Guarantees
On November 20, 2018, Hot Topic issued a notice of conditional partial redemption to redeem $75 million in aggregate principal amount of its Notes (“Notes Redemption”). The date for the Notes Redemption was December 20, 2018 (“Redemption Date”) and was conditioned upon Hot Topic receiving net proceeds from an investment by our then parent, Torrid Holding LLC, in an amount no less than $75 million, on or prior to the Redemption Date. Torrid Holding LLC made a $77 million investment in Hot Topic on the Redemption Date and we funded $61.4 million of the investment through a capital distribution to Torrid Holding LLC. Hot Topic redeemed all of its Notes during the second quarter of fiscal year 2019.
During the ordinary course of business, we have made certain other indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to our board of directors and officers to the maximum extent permitted. Commitments include those given to various merchandise vendors and suppliers. From time to time, we have issued guarantees in the form of standby letters of credit as security for workers’ compensation claims. (Our letters of credit are discussed in more detail in “Note 12 – Debt Financing Arrangements”). The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated financial statements as no demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated financial statements.
Note 17. Stockholders' Deficit
Torrid was formed on October 29, 2019 and capitalized on February 20, 2020. Torrid is authorized to issue 1.0 billion shares of common stock at $0.01 par value, and 5.0 million shares of preferred stock at $0.01 par value. Torrid had 107,857,625 shares of common stock and no shares of preferred stock issued and outstanding as of January 29, 2022. Historical periods prior to the formation of Torrid have been revised to reflect our current capital structure.
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
Note 18. Earnings Per Share
Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period, inclusive of potentially dilutive common shares outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. There were no potentially dilutive common shares outstanding during fiscal years 2019 and 2020. There was an aggregate of 0.9 million potentially dilutive common share equivalents outstanding during fiscal year 2021, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
Note 19. Fair Value Measurements
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
Financial assets and liabilities measured at fair value on a recurring basis as of the end of fiscal year 2020 consisted of the following (in thousands):

	January 30, 2021	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$73,024	$73,024	$—	$—
Total assets	$73,024	$73,024	$—	$—
Liabilities:
Deferred compensation plan liability (noncurrent)	$6,531	$—	$6,531	$—
Total liabilities	$6,531	$—	$6,531	$—

Financial assets and liabilities measured at fair value on a recurring basis as of the end of fiscal year 2021 consisted of the following (in thousands):

	January 29, 2022	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$11,411	$11,411	$—	$—
Total assets	$11,411	$11,411	$—	$—
Liabilities:
Deferred compensation plan liability (noncurrent)	$6,873	$—	$6,873	$—
Total liabilities	$6,873	$—	$6,873	$—
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
Note 20. Subsequent Events
Subsequent to January 29, 2022 and through March 29, 2022 we repurchased an additional 2.1 million shares of common stock for $17.5 million.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Management’s Evaluation of Disclosure Controls and Procedures
We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 29, 2022, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Remediation of Previously Identified Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We previously disclosed in our Form S-1 registration statement, as amended, the following material weakness: we did not design and maintain controls related to the accuracy and presentation of our share-based compensation expense and the corresponding capital contribution from Torrid Holding LLC. The material weakness related to share-based compensation associated with incentive units that were accounted for as liability instruments and remeasured at the end of each reporting period. Upon completion of the IPO, these incentive units were replaced with restricted stock, RSUs and stock options that do not typically require remeasurement at the end of each reporting period. This material weakness resulted in a revision and restatement of previously issued annual and interim consolidated financial statements for the years ended January 30, 2016 and February 3, 2018 and could have resulted in misstatements to our consolidated financial statements or disclosures that would have resulted in a material misstatement to our annual or interim consolidated financial statements that would not have been prevented or detected on a timely basis.
We have been actively engaged in remediating the above-described material weakness. During the year ended January 29, 2022, to remediate this material weakness, we designed and implemented new and enhanced existing share-based compensation controls that specifically address the accuracy and presentation of our share-based compensation expense. We have concluded that the actions taken to strengthen our internal control over financial reporting as evidenced by the results of our testing over the design and operating effectiveness of these controls, remediated the previously identified material weakness as of January 29, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended January 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the sections entitled “Board of Directors and Corporate Governance” in the 2021 Proxy Statement.
We have adopted a code of ethics, our Code of Business Conduct and Ethics, which applies to all employees including our principal executive officer, principal financial officer and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website, www.torrid.com, under “Investors, Governance, Governance Documents, Code of Business Conduct.” Any amendments and waivers to our Code of Business Conduct and Ethics will also be available on the website.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the sections entitled “Executive and Director Compensation” in the 2021 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2021 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the sections entitled “Certain Relationships and Related Party Transactions” in the 2021 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the sections entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2021 Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules
(a)Financial Statements
See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K.
(b)Exhibits
The exhibit index attached hereto is incorporated herein by reference.
(b)Financial Statement Schedules
All financial statement schedules have been omitted, since the required information is not applicable, or because the information required is included in the consolidated financial statements and accompanying notes.

Exhibit Index

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Torrid Holdings Inc. (Incorporated by reference to Exhibit 3.1 to Torrid’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2021).

3.2
Amended and Restated Bylaws of Torrid Holdings Inc., to be effective upon the completion of this offering. (Incorporated by reference to Exhibit 3.2 to Torrid’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2021).

4.1*	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1
Term Loan Credit Agreement, dated June  14, 2019, among Torrid Inc., Torrid LLC, Cortland Capital Market Services LLC, as administrative agent and collateral agent, KKR Credit Advisors (US) LLC, as structuring advisor, KKR Capital Markets LLC, as sole lead arrange and bookrunner and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to Torrid’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 7, 2021).

10.2
Amendment No. 1 to the Credit Agreement, dated September 17, 2020, among Torrid Intermediate LLC (f/k/a Torrid Inc.), Torrid LLC, Cortland Capital Market Services LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to Torrid’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 7, 2021).

10.3
Amended and Restated Credit Agreement, dated October  23, 2017, among Torrid LLC, the borrowers and guarantors named therein, Bank of America, N.A. Wells Fargo Bank, National Association, as joint lead arrangers and joint bookrunning managers, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.3 to Torrid’s Amendment No. 2 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 30, 2021).

10.4
Amendment No. 1 to the Amended and Restated Credit Agreement, dated June  14, 2019, among Torrid Inc., Torrid LLC, Bank of America, N.A., as administrative and collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.4 to Torrid’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 7, 2021).

10.5
Amendment No. 2 to the Amended and Restated Credit Agreement, dated September  4, 2019, Torrid LLC, Torrid Intermediate LLC (f/k/a Torrid Inc.), Bank of America, N.A., as administrative and collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.5 to Torrid’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 7, 2021).

10.6
Amended and Restated Services Agreement, dated March 21, 2019, between Torrid LLC and Hot Topic Inc. (Incorporated by reference to Exhibit 10.6 to Torrid’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 7, 2021).

10.7
Amendment to Amended and Restated Services Agreement, dated August 1, 2019, between Torrid LLC and Hot Topic Inc. (Incorporated by reference to Exhibit 10.7 to Torrid’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 7, 2021).

10.8
Services Agreement, dated August 1, 2019, between Torrid LLC and Hot Topic Inc. (Incorporated by reference to Exhibit 10.8 to Torrid’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 7, 2021).

10.9	Stockholders’ Agreement (Incorporated by reference to Exhibit 10.2 to Torrid’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2021).
10.10	Registration Rights Agreement (Incorporated by reference to Exhibit 10.1 to Torrid’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2021).
10.11+
Employment Agreement, dated December 13, 2019, by and between Torrid LLC and Elizabeth Muñoz (Incorporated by reference to Exhibit 10.11 to Torrid’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 7, 2021).

10.12+
Employment Agreement, dated December 13, 2019, by and between Torrid LLC and Marc Katz (Incorporated by reference to Exhibit 10.12 to Torrid’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 7, 2021).

10.13+
Employment Offer and Agreement, dated May 14, 2018, by and between Torrid LLC and Michael Salmon (Incorporated by reference to Exhibit 10.13 to Torrid’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 7, 2021).

10.14+
Employment Offer and Agreement, dated August 9, 2019, by and between Torrid LLC and Anne Stephenson (Incorporated by reference to Exhibit 10.14 to Torrid’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 7, 2021).

10.15+
Torrid Holdings Inc. Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.15 to Torrid’s Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 23, 2021).

10.16
Credit Agreement, dated June 14, 2021, among Torrid LLC, Torrid Intermediate LLC, Bank of America, N.A., as administrative and collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.16 to Torrid’s Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 23, 2021).

10.17
Amendment No. 3 to the Amended and Restated Credit Agreement, dated June 14, 2021, among Torrid LLC, the other borrowers party thereto, Torrid Intermediate LLC (f/k/a Torrid Inc.), the other guarantors party thereto, Bank of America, N.A., as administrative and collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.17 to Torrid’s Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 23, 2021).

10.18+
Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.18 to Torrid’s Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 23, 2021).

10.19+
Form of Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.19 to Torrid’s Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 23, 2021).

10.20+
Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.20 to Torrid’s Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 23, 2021).

10.21+
Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.21 to Torrid’s Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 23, 2021).

10.22+
Form of Director and Officer Indemnification Agreement. (Incorporated by reference to Exhibit 10.122 to Torrid’s Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 23, 2021).

21.1*	List of subsidiaries of Torrid Holdings Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1**	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 134, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files (formatted as Inline XBRL)
104*	Cover Page Interactive Data Files (Embedded within the Inline XBRL document and included in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in City of Industry, California on March 30, 2022.

Torrid Holdings Inc.

By:	/s/ Elizabeth Muñoz
Name:	Elizabeth Muñoz
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ George Wehlitz
Name:	George Wehitz
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)