Form 10-Q
period 2022-04-30
Torrid Holdings Inc.
filed 2022-06-07
CIK 1792781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40571

TORRID HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	84-3517567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
18501 East San Jose Avenue City of Industry, California (Address of principal executive offices)	91748 (Zip Code)
(626) 667-1002
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	CURV	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 3, 2022, there were approximately 103,673,835 shares of the registrant's common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology) in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
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
•our failure to attract and retain employees that reflect our brand image, embody our culture and possess the appropriate skill set;
•our reliance on third-parties for the provision of certain services, including real estate management;
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
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.
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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	April 30, 2022	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$24,813	$29,025
Restricted cash	262	262
Inventory	178,831	170,608
Prepaid expenses and other current assets	16,254	14,686
Prepaid income taxes	700	6,345
Total current assets	220,860	220,926
Property and equipment, net	124,188	127,565
Operating lease right-of-use assets	202,129	209,637
Deposits and other noncurrent assets	6,721	7,100
Deferred tax assets	4,873	4,873
Intangible asset	8,400	8,400
Total assets	$567,171	$578,501
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$83,315	$77,448
Accrued and other current liabilities	102,340	138,708
Operating lease liabilities	46,248	45,716
Borrowings under credit facility	24,300	—
Current portion of term loan	16,144	20,519
Due to related parties	19,920	14,622
Income taxes payable	3,114	—
Total current liabilities	295,381	297,013
Noncurrent operating lease liabilities	199,249	207,049
Term loan	316,805	320,841
Deferred compensation	5,685	6,873
Lease incentives and other noncurrent liabilities	4,907	5,044
Total liabilities	822,027	836,820
Commitments and contingencies (Note 15)
Stockholders' deficit
Common shares: $0.01 par value; 1,000,000,000 shares authorized; 104,977,755 shares issued and outstanding at April 30, 2022; 107,857,625 shares issued and outstanding at January 29, 2022	1,049	1,078
Additional paid-in capital	120,588	118,286
Accumulated deficit	(376,529)	(377,759)
Accumulated other comprehensive income	36	76
Total stockholders' deficit	(254,856)	(258,319)
Total liabilities and stockholders' deficit	$567,171	$578,501
The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended April 30, 2022	Three Months Ended May 1, 2021
Net sales	$328,409	$325,747
Cost of goods sold	203,263	180,815
Gross profit	125,146	144,932
Selling, general and administrative expenses	67,431	109,913
Marketing expenses	17,974	9,525
Income from operations	39,741	25,494
Interest expense	6,264	4,624
Interest income, net of other expense (income)	28	(109)
Income before provision for income taxes	33,449	20,979
Provision for income taxes	9,383	8,054
Net income	$24,066	$12,925
Comprehensive income:
Net income	$24,066	$12,925
Other comprehensive (loss) income:
Foreign currency translation adjustment	(40)	211
Total other comprehensive (loss) income	(40)	211
Comprehensive income	$24,026	$13,136
Net earnings per share:
Basic	$0.23	$0.12
Diluted	$0.23	$0.12
Weighted average number of shares:
Basic	106,226	110,000
Diluted	106,243	110,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
(In thousands)

	Three Months Ended April 30, 2022
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount
Balance at January 29, 2022	107,858	$1,078	$118,286	$(377,759)	$76	$(258,319)
Net income	—	—	—	24,066	—	24,066
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards	39	—	(178)	—	—	(178)
Share-based compensation	—	—	2,480	—	—	2,480
Repurchase and retirement of common stock	(2,919)	(29)	—	(22,836)	—	(22,865)
Other comprehensive loss	—	—	—	—	(40)	(40)
Balance at April 30, 2022	104,978	$1,049	$120,588	$(376,529)	$36	$(254,856)

	Three Months Ended May 1, 2021
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Deficit
	Shares	Amount
Balance at January 30, 2021	110,000	$1,100	$10,326	$(74,591)	$(8)	$(63,173)
Net income	—	—	—	12,925	—	12,925
Capital contribution from Torrid Holding LLC for incentive units	—	—	39,779	—	—	39,779
Other comprehensive income	—	—	—	—	211	211
Balance at May 1, 2021	110,000	$1,100	$50,105	$(61,666)	$203	$(10,258)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended April 30, 2022	Three Months Ended May 1, 2021
OPERATING ACTIVITIES
Net income	$24,066	$12,925
Adjustments to reconcile net income to net cash provided by operating activities:
Write down of inventory	289	286
Operating right-of-use assets amortization	10,233	10,234
Depreciation and other amortization	9,641	8,966
Share-based compensation	2,480	39,779
Other	(361)	(906)
Changes in operating assets and liabilities:
Inventory	(8,539)	(6,181)
Prepaid expenses and other current assets	(1,568)	(855)
Prepaid income taxes	5,645	(3,061)
Deposits and other noncurrent assets	336	(748)
Accounts payable	5,604	15,273
Accrued and other current liabilities	(36,026)	4,614
Operating lease liabilities	(9,856)	(17,307)
Lease incentives and other noncurrent liabilities	5	76
Deferred compensation	(1,188)	659
Due to related parties	5,298	(430)
Income taxes payable	3,114	10,510
Net cash provided by operating activities	9,173	73,834
INVESTING ACTIVITIES
Purchases of property and equipment	(6,761)	(2,786)
Net cash used in investing activities	(6,761)	(2,786)
FINANCING ACTIVITIES
Proceeds from credit facility	208,000	—
Principal payments on credit facility	(183,700)	—
Repurchase of common stock	(22,229)	—
Principal payments on term loan	(8,750)	(3,250)
Proceeds from issuances under share-based compensation plans	255	—
Withholding tax payments related to vesting of restricted stock units and awards	(178)	—
Net cash used in financing activities	(6,602)	(3,250)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(22)	31
(Decrease) increase in cash, cash equivalents and restricted cash	(4,212)	67,829
Cash, cash equivalents and restricted cash at beginning of period	29,287	123,215
Cash, cash equivalents and restricted cash at end of period	$25,075	$191,044
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest related to the credit facility and term loans	$7,406	$4,301
Cash paid during the period for income taxes	$700	$375
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued liabilities	$2,621	$1,322
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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 and each fiscal year is generally comprised of four 13-week quarters (although in years with 53 weeks, the fourth quarter is comprised of 14 weeks). Fiscal years 2021 and 2022 are 52-week years. Fiscal years are identified according to the calendar year in which they begin. For example, references to “fiscal year 2022” or similar references refer to the fiscal year ending January 28, 2023. References to the first quarter of fiscal years 2022 and 2021 and to the three-month periods ended April 30, 2022 and May 1, 2021, respectively, refer to the 13-week periods then ended.

Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three-month periods ended April 30, 2022 and May 1, 2021 are not necessarily indicative of the results that may be expected for any future interim periods, the fiscal year ending January 28, 2023, or for any future year.
The condensed consolidated balance sheet information at January 29, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying unaudited interim condensed consolidated financial statements and related footnotes should be read in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended January 29, 2022. The unaudited interim condensed consolidated financial statements include Torrid and those of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Description of Business
We are a direct-to-consumer brand of apparel, intimates and accessories targeting the 25- to 40-year-old woman who is curvy and wears sizes 10 to 30. We generate revenues primarily through our e-Commerce platform www.torrid.com and our stores in the United States of America, Puerto Rico and Canada.
COVID-19
Our business operations, including net sales, were substantially affected by COVID-19 in fiscal year 2020. While our business operations improved during fiscal year 2021, there is uncertainty regarding the extent of future impacts of COVID-19 on our business, including the duration and impact on overall customer demand. A resurgence in the pandemic or the emergence of new variants of the coronavirus could have a negative impact on our business including, but not limited to, new closure requirements with respect to some or all of our physical locations, changes in consumer behavior, difficulties attracting and retaining employees and supply chain disruptions.
During the first quarter of fiscal year 2022, global supply chain disruption caused significant product delays resulting in limited product availability to our customers. Increased port congestion, COVID-19-related factory closures, most notably in the Asia-Pacific region where we source a significant amount of product, and increased shipping costs impacted our results of operations for the three-months ended April 30, 2022.
Segment Reporting
We have determined that we have one reportable segment, which includes the operation of our e-Commerce platform and stores. The single segment was identified based on how the Chief Operating Decision Maker, who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources. Revenues and long-lived assets related to our operations in Canada and Puerto Rico during the three-month periods ended April 30, 2022 and May 1, 2021, and as of the end of the same periods, were not material, and therefore are not reported separately from domestic revenues and long-lived assets.
Store Pre-Opening Costs
Costs incurred in connection with the opening of new stores, store remodels or relocations are expensed as incurred in selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive income. We incurred $0.2 million of pre-opening costs during the three-month period ended April 30, 2022. The amount incurred during the three-month period ended May 1, 2021 was not material.
Note 2. Accounting Standards
Recently Adopted Accounting Standards during the Three-Month Period Ended April 30, 2022
We did not adopt any new accounting standards during the three-month period ended April 30, 2022.

Accounting Pronouncements Not Yet Adopted
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
Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2022	January 29, 2022
Prepaid and other information technology expenses	6,400	5,692
Prepaid advertising	2,807	700
Prepaid casualty insurance	1,335	3,050
Other	5,712	5,244
Prepaid expenses and other current assets	$16,254	$14,686
Note 5. Property and Equipment
Property and equipment are summarized as follows (in thousands):

	April 30, 2022	January 29, 2022
Property and equipment, at cost
Leasehold improvements	$169,533	$168,084
Furniture, fixtures and equipment	106,851	108,261
Software and licenses	12,618	15,356
Construction-in-progress	8,183	4,743
	297,185	296,444
Less: Accumulated depreciation and amortization	(172,997)	(168,879)
Property and equipment, net	$124,188	$127,565
We recorded depreciation expense related to our property and equipment in the amounts of $9.3 million and $8.6 million during the three-month periods ended April 30, 2022 and May 1, 2021, respectively.
We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. During the three-month periods ended April 30, 2022 and May 1, 2021, we did not recognize any impairment charges.
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

Deferred implementation costs incurred in cloud computing arrangements that are service contracts are summarized as follows (in thousands):

	April 30, 2022	January 29, 2022
Internal use of third party hosted software, gross	$12,034	$11,877
Less: Accumulated amortization	(4,452)	(3,892)
Internal use of third party hosted software, net	$7,582	$7,985
During the three-month periods ended April 30, 2022 and May 1, 2021, we amortized approximately $0.6 million and $0.3 million, respectively, of implementation costs incurred in cloud computing arrangements that are service contracts.
Note 7. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	April 30, 2022	January 29, 2022
Accrued payroll and related expenses	$13,171	$31,194
Accrued inventory-in-transit	21,997	37,156
Accrued loyalty program	13,574	13,481
Accrued sales return allowance	7,791	4,347
Gift cards	9,416	11,695
Deferred revenue	2,190	2,879
Accrued sales and use tax	5,235	4,136
Accrued freight	6,931	6,048
Term loan interest payable	129	1,762
Accrued marketing	4,568	5,419
Accrued self-insurance liabilities	3,100	2,891
Other	14,238	17,700
Accrued and other current liabilities	$102,340	$138,708
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
Our lease costs during the three-month periods ended April 30, 2022 and May 1, 2021 consist of the following (in thousands):

	Three Months Ended
	April 30, 2022	May 1, 2021
Operating (fixed) lease cost	$12,785	$13,118
Short-term lease cost	53	10
Variable lease cost	3,344	4,760
Total lease cost	$16,182	$17,888
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

As of the end of fiscal year 2021, we had received substantially all of the lease concessions negotiated in response to the COVID-19 pandemic and as a result, deferred fixed lease payments were not material. We did not record any reduction to lease costs during the three months ended April 30, 2022. During the three-month period ended May 1, 2021 we recorded reductions to lease costs of $0.3 million as a result of negotiated lease concessions.
Other supplementary information related to our leases is reflected in the table below (in thousands except lease term and discount rate data):

	Three Months Ended
	April 30, 2022	May 1, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14,458	$16,333
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,342	$715
Decrease in right-of-use assets resulting from operating lease modifications or remeasurements	$(1,450)	$(885)
Weighted average remaining lease term - operating leases	6 years	6 years
Weighted average discount rate - operating leases	6%	6%
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
Our revenue, disaggregated by product category, consists of the following (in thousands):

	Three Months Ended
	April 30, 2022	May 1, 2021
Apparel	$291,653	$301,117
Non-apparel	36,756	24,630
Total net sales	$328,409	$325,747
Amounts within Apparel include revenues earned from the sale of tops, bottoms, dresses, intimates, sleep wear, swim wear and outerwear. Amounts within Non-apparel include revenues earned from the sale of accessories, footwear and beauty.
We recognize a contract liability when we receive consideration from a customer before our performance obligations under the terms of a contract or an implied arrangement with the customer are satisfied. During the three-month period ended April 30, 2022, we recognized revenue of approximately $7.8 million and $3.6 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2022. During the three-month period ended May 1, 2021, we recognized revenue of approximately $7.3 million and $2.7 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2021.
Note 10. Loyalty Program
We operate our loyalty program, Torrid Rewards, in all our stores and on www.torrid.com. Under this program, customers accumulate points based on purchase activity and qualifying non-purchase activity. Upon reaching a certain point level, customers can earn awards that may only be redeemed for merchandise. Unredeemed points typically expire after 13 months without additional purchase and qualifying non-purchase activity and unredeemed awards typically expire 45 days after issuance. We use historical redemption rates to estimate the value of future award redemptions and we recognize the estimated value of these future awards as a reduction of revenue in the condensed consolidated statements of operations and comprehensive income in the period the points are earned by the customer. As of the end of the first quarter of fiscal year 2022 and as of the end of fiscal year 2021, we had $13.6 million and $13.5 million, respectively, in deferred revenue related to our loyalty program included in accrued and other current liabilities in the condensed consolidated balance sheets. During the three-month periods ended April 30, 2022 and May 1, 2021, we recorded $0.1 million and $1.1 million, respectively, as a reduction of net sales. Actual results may differ from our estimates, resulting in changes to net sales.

Note 11. Related Party Transactions
Services Agreements with Hot Topic
Hot Topic Inc. (“Hot Topic”) is an entity indirectly controlled by affiliates of Sycamore. From June 2, 2017 until its termination on March 21, 2019, we had a services agreement (“Third Party Services Agreement”) with Hot Topic, pursuant to which Hot Topic provided us (or caused applicable third parties to provide) certain services, including information technology, distribution and logistics management, real estate leasing and construction management and other services as may have been specified. On March 21, 2019, we entered into an amended and restated services agreement (“Amended and Restated Services Agreement”) with Hot Topic under which Hot Topic provides us (or causes applicable third parties to provide) substantially similar services to those provided under the Third Party Services Agreement. The term of the Amended and Restated Services Agreement is three years, unless we or Hot Topic extend the agreement, or we terminate the agreement (or certain services under the agreement). We may terminate the various services upon written notice. Rates and costs related to the services provided under the Amended and Restated Services Agreement may change with approval from both parties. Each month, we are committed to pay Hot Topic for these services and reimburse Hot Topic for certain costs it incurs in the course of providing these services. We record payments made to Hot Topic under these service agreements in the applicable expense category in either cost of goods sold, or selling, general and administrative expenses. On August 1, 2019, in connection with the IT Asset Purchase Agreement (as defined below), we entered into a services agreement (“Reverse Services Agreement”) with Hot Topic, under which Torrid provides Hot Topic with certain information technology services. The term of the Reverse Services Agreement is three years, unless we or Hot Topic extend the agreement, or Hot Topic terminates the agreement. Torrid provides Hot Topic with the specified information technology services at no cost for the first three years of the Reverse Services Agreement, however Hot Topic bears certain capital and operating expenses that it incurs. Costs incurred in connection with providing the specified information technology services to Hot Topic are expensed as incurred in our condensed consolidated statements of operations and comprehensive income. During the three-month periods ended April 30, 2022 and May 1, 2021, we incurred costs of $0.9 million and $0.9 million, respectively, in connection with providing these information technology services to Hot Topic. In connection with the Reverse Services Agreement, we entered into an amendment to the Amended and Restated Services Agreement (“Amendment to Amended and Restated Services Agreement”) with Hot Topic on August 1, 2019, pursuant to which sections pertaining to Hot Topic’s provision of information technology services to Torrid were removed.
During the three-month period ended April 30, 2022, Hot Topic charged us $0.6 million for various services under the applicable services agreements, all of which was recorded as a component of selling, general and administrative expenses. During the three-month period ended May 1, 2021, Hot Topic charged us $1.9 million for various services under the applicable services agreements, of which $1.3 million and $0.6 million were recorded as components of cost of goods sold and selling, general and administrative expenses, respectively. As of the end of the first quarter of fiscal year 2022, we owed $0.2 million to Hot Topic for these services, and as of the end of fiscal year 2021, we did not owe any amount to Hot Topic for these services.
Hot Topic incurs certain direct expenses on our behalf, such as payments to our non-merchandise vendors and each month, we pay Hot Topic for these pass-through expenses. As of the end of the first quarter of fiscal year 2022 and as of the end of fiscal year 2021, the net amount we owed Hot Topic for these expenses was $1.0 million and $1.7 million, respectively, which are included in due to related parties in our condensed consolidated balance sheets.
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
Sponsor Advisory Services Agreement
On May 1, 2015, we entered into an advisory services agreement with Sycamore, pursuant to which Sycamore agreed to provide strategic planning and other related services to us. We are obligated to reimburse Sycamore for its expenses incurred in connection with providing such advisory services to us. As of the end of the first quarter of fiscal year 2022 and as of the end of fiscal year 2021, there were no amounts due, and during the three-month periods ended April 30, 2022 and May 1, 2021, no amounts were paid under this agreement.
From time to time, we reimburse Sycamore for certain management expenses it pays on our behalf. During the three-month periods ended April 30, 2022 and May 1, 2021, we did not make any reimbursements to Sycamore. As of the end of the first quarter of fiscal year 2022 and as of the end of fiscal year 2021, the amounts due were not material.
Other Related Party Transactions
MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During the three-month periods ended April 30, 2022 and May 1, 2021, cost of goods sold includes $17.0 million and $13.5 million, respectively, related to the sale of merchandise purchased from this supplier. As of the end of the first quarter of fiscal year 2022 and as of the end of fiscal year 2021, the net amounts we owed MGF for these purchases were $18.6 million and $12.1 million, respectively. This liability is included in due to related parties in our condensed consolidated balance sheets.
HU Merchandising, LLC, a subsidiary of Hot Topic, is one of our suppliers. During the three-month periods ended April 30, 2022 and May 1, 2021, cost of goods sold includes $0.1 million and $0.1 million, respectively, related to the sale of merchandise purchased from this supplier. As of the end of the first quarter of fiscal year 2022 and as of the end of fiscal year 2021, the amounts due to HU Merchandising, LLC were $0.1 million and $0.1 million, respectively. This liability is included in due to related parties in our condensed consolidated balance sheets.
Staples, Inc., an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During the three-month periods ended April 30, 2022 and May 1, 2021, purchases from this supplier were not material. As of the end of the first quarter of fiscal year 2022 and as of the end of fiscal year 2021, the amounts due to Staples, Inc. were not material.
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
Note 12. Debt Financing Arrangements
Our debt financing arrangements consist of the following (in thousands):

	April 30, 2022	January 29, 2022
Existing ABL Facility, as amended	$24,300	$—
Term loan
New Term Loan Credit Agreement	341,250	350,000
Less: current portion of unamortized original issue discount and debt financing costs	(1,356)	(1,356)
Less: noncurrent portion of unamortized original issue discount and debt financing costs	(6,945)	(7,284)
Total term loan outstanding, net of unamortized original issue discount and debt financing costs	332,949	341,360
Less: current portion of term loan, net of unamortized original issue discount and debt financing costs	(16,144)	(20,519)
Total term loan, net of current portion and unamortized original issue discount and debt financing costs	$316,805	$320,841

Fixed mandatory principal repayments due on the outstanding term loan are as follows as of the end of the first quarter of fiscal year 2022 (in thousands):

2022	13,125
2023	17,500
2024	17,500
2025	17,500
2026	17,500
2027	17,500
2028	240,625
$341,250
New Term Loan Credit Agreement
On June 14, 2021, we entered into a term loan credit agreement (“New Term Loan Credit Agreement”) among Bank of America, N.A., as agent, and the lenders party thereto.
The New Term Loan Credit Agreement provides for term loans in an initial aggregate amount of $350.0 million, which is recorded net of an original issue discount (“OID”) of $3.5 million and has a maturity date of June 14, 2028. In connection with the New Term Loan Credit Agreement, we paid financing costs of approximately $6.0 million.

The elected interest rate on April 30, 2022 was approximately 7%.
As of the end of the first quarter of fiscal year 2022, we were compliant with our debt covenants under the New Term Loan Credit Agreement.
As of April 30, 2022, the fair value of the New Term Loan Credit Agreement was approximately $327.6 million. The fair value of the New Term Loan Credit Agreement is determined using current applicable rates for similar instruments as of the balance sheet date, a Level 2 measurement (as defined in "Note 19—Fair Value Measurements").
As of the end of the first quarter of fiscal year 2022, total borrowings, net of OID and financing costs, of $332.9 million remain outstanding under the New Term Loan Credit Agreement. During the three-month period ended April 30, 2022, we recognized $5.5 million of interest expense and recognized $0.3 million of OID and financing costs related to the New Term Loan Credit Agreement. The OID and financing costs are amortized over the New Term Loan Credit Agreement’s seven-year term and are reflected as a direct deduction of the face amount of the term loan in our condensed consolidated balance sheets. We recognize interest payments, together with amortization of the OID and financing costs, in interest expense in our condensed consolidated statements of operations and comprehensive income.
Term Loan Credit Agreement
On June 14, 2019, we entered into a term loan credit agreement (“Term Loan Credit Agreement”) with Cortland Capital Market Services LLC, as agent, KKR Credit Advisors (US) LLC, as structuring advisor, and the lenders party thereto (the “Lenders”). On September 17, 2020, we entered into an amended term loan credit agreement (“Amended Term Loan Credit Agreement”) with the Lenders, pursuant to which the definition of total debt used in the calculation of the maximum ratio of our total debt to EBITDA (as defined in the Amended Term Loan Credit Agreement) was amended. All other material terms of the Term Loan Credit Agreement remained substantially the same. In September 2020, in conjunction with the Amended Term Loan Credit Agreement, we prepaid $35.0 million of the outstanding Amended Term Loan Credit Agreement Principal (as defined below), associated accrued interest of $0.2 million and an amendment fee of $0.5 million. On June 14, 2021, we utilized the proceeds from the New Term Loan Credit Agreement to pay the remaining outstanding Amended Term Loan Credit Agreement Principal (as defined below) of $207.5 million, associated accrued interest of $1.2 million and a prepayment penalty of $2.1 million.
The Amended Term Loan Credit Agreement provided for term loans in an initial aggregate amount of $260.0 million (“Amended Term Loan Credit Agreement Principal”), which was recorded net of an original issue discount of $2.9 million and had a maturity date of December 14, 2024. In connection with the Term Loan Credit Agreement, we paid financing costs of approximately $4.6 million.

During the three-month period ended May 1, 2021, we recognized $4.1 million of interest expense and recognized $0.4 million of OID and financing costs related to the Amended Term Loan Credit Agreement. The OID and financing costs were amortized over the Amended Term Loan Credit Agreement’s contractual term and were reflected as a direct deduction of the face amount of the term loan in our condensed consolidated balance sheets. On June 14, 2021, upon repayment of the outstanding borrowings under the Amended Term Loan Credit Agreement, we wrote off $5.2 million of unamortized OID and financing costs and incurred a $2.1 million prepayment penalty. We recognize interest payments, OID and financing costs and the prepayment penalty in interest expense in our condensed consolidated statements of operations and comprehensive income.
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
As of the end of the first quarter of fiscal year 2022, the applicable interest rate for borrowings under the Existing ABL Facility was approximately 4% per annum.
As of the end of the first quarter of fiscal year 2022, we were compliant with our debt covenants under the Existing ABL Facility, as amended.
As of the end of the first quarter of fiscal year 2022, the maximum restricted payment utilizing the Existing ABL Facility, as amended, that our subsidiaries could make from its net assets was $127.5 million.
We consider the carrying amounts of the Existing ABL Facility, as amended, to approximate fair value because of the variable interest rate of this facility, a Level 2 measurement (as defined in "Note 19—Fair Value Measurements").
Availability under the Existing ABL Facility, as amended, as of the end of the first quarter of fiscal year 2022 was $120.4 million, which reflects borrowings of $24.3 million. Availability under the Existing ABL Facility, as amended, at the end of fiscal year 2021 was $123.9 million, which reflects no borrowings. Standby letters of credit issued and outstanding were $5.3 million as of the end of the first quarter of fiscal year 2022 and $5.3 million as of the end of fiscal year 2021. During the third quarter of fiscal year 2017, we incurred $0.5 million of financing costs for the Existing ABL Facility, which were reduced in fiscal year 2019 by $0.1 million written off to account for the impact of our entry into the 1st Amendment. During the second quarter of fiscal year 2021, we incurred an additional $0.7 million of financing costs in connection with our entry into the 3rd Amendment. These financing costs, together with the unamortized financing costs of $0.1 million associated with the Original ABL Facility, are amortized over the five-year term of the Existing ABL Facility, as amended, and are reflected in prepaid expenses and other current assets and deposits and other noncurrent assets in our condensed consolidated balance sheets. During the three-month periods ended April 30, 2022 and May 1, 2021, amortization of financing costs for the Existing ABL Facility, as amended was not material. During the three-month periods ended April 30, 2022 and May 1, 2021, interest payments were $0.4 million and $0.1 million, respectively. We recognize amortization of financing costs and interest payments for the revolving credit facilities in interest expense in our condensed consolidated statements of operations and comprehensive income.

Note 13. Income Taxes
Effective Tax Rate
During the three-month periods ended April 30, 2022 and May 1, 2021, the provision for income taxes were $9.4 million and $8.1 million, respectively. The effective tax rates for the three-month periods ended April 30, 2022 and May 1, 2021, were 28.1% and 38.4%, respectively. The change in the effective tax rate for the three months ended April 30, 2022 as compared to the three months ended May 1, 2021 was primarily due to a decrease in the amount of non-deductible items associated with share-based compensation for incentive units relative to income before provision for income taxes for the three months ended April 30, 2022.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, and has resulted in significant changes to the U.S. federal corporate tax law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. Additionally, several state and foreign jurisdictions have enacted additional legislation to comply with federal changes. On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was enacted in further response to the COVID-19 pandemic. The CAA, among other things, revised certain tax measures enacted under the CARES Act, such as the deductibility of payroll tax credits, charitable contributions for corporate taxpayers, certain meals and entertainment expenses paid or incurred in calendar years 2022 and 2021, and employment retention credit claims. On March 11, 2021, the American Rescue Plan Act (“ARPA”) was signed into law with additional funding for COVID-19 pandemic relief. The ARPA includes the expansion of employment retention credit claims and other pandemic funding provisions. We have considered the applicable CARES Act, CAA and ARPA tax law changes in our tax provision for the period ended April 30, 2022 and continue to evaluate the impact of these tax law changes on future periods.
Uncertain Tax Positions
The amount of income taxes we pay is subject to ongoing audits by taxing authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. As of the end of the first quarter of fiscal year 2022, the total liability for income tax associated with unrecognized tax benefits, including interest and penalties, was $4.0 million ($3.5 million, net of federal benefit). As of the end of fiscal year 2021, the total liability for income tax associated with unrecognized tax benefits, including interest and penalties, was $4.0 million ($3.5 million, net of federal benefit). Our effective tax rate will be affected by any portion of this liability we may recognize.
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

Note 14. Share-Based Compensation
Our share-based compensation expense, by award type, consists of the following (in thousands):

	Three Months Ended
	April 30, 2022	May 1, 2021
Restricted stock units	$501	$—
Restricted stock awards	1,677	—
Stock options	194	—
Employee stock purchase plan	108	—
Remeasurement adjustments for incentive units	—	39,779
Share-based compensation before income taxes	2,480	39,779
Income tax detriment	(288)	—
Net share based compensation expense	$2,192	$39,779
On June 22, 2021, in connection with our IPO, the board of directors (“Board”) adopted the Torrid Holdings Inc. 2021 Long-Term Incentive Plan (the “2021 LTIP”), for employees, consultants and directors. The 2021 LTIP provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards intended to align the interests of service providers, with those of our shareholders. As of the end of the first quarter of fiscal year 2022, 10,687,500 shares were authorized for issuance under the 2021 LTIP.
On June 22, 2021, in connection with our IPO, the Board adopted the Torrid Holdings Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), intended to qualify under Section 423 of the U.S. Internal Revenue Code of 1986, as amended, in order to provide all of our eligible employees with a further incentive towards ensuring our success and accomplishing our corporate goals. The ESPP allows eligible employees to contribute up to 15% of their base earnings towards purchases of common stock, subject to an annual maximum. The purchase price is 85% of the lower of (i) the fair market value of the stock on the date of enrollment and (ii) the fair market value of the stock on the last day of the related purchase period. As of the end of the first quarter of fiscal year 2022, 3,650,000 shares were authorized for issuance under the ESPP.
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
During the second quarter of fiscal year 2021, we recorded a share-based compensation expense remeasurement adjustment of $111.4 million related to the increase in the value of the incentive units as indicated by the Torrid Holding LLC equity value as of June 30, 2021, following the pricing of our IPO. The vested portion of the incentive units was exchanged for 13,353,122 shares of our common stock of an equivalent fair value as the vested incentive units and the unvested portion was cancelled. As such, the fair value of these incentive units is no longer recognized in our condensed consolidated statement of operations and comprehensive income.
During the three-month period ended May 1, 2021, we recognized share-based compensation expense of $39.8 million, primarily due to an increase in the Torrid Holding LLC equity value.
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
RSU activity under the 2021 LTIP consists of the following (in thousands except per share amounts):

	Shares	Weighted average grant date fair value per share
Nonvested, January 29, 2022	278	$26.75
Granted	249	$6.06
Vested	—
Forfeited	(14)	$27.00
Nonvested, April 30, 2022	513	$16.59
As of the end of the first quarter of fiscal year 2022, unrecognized compensation expense related to unvested RSUs was $6.8 million, which is expected to be recognized over a weighted average period of approximately 3.3 years.
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

Restricted stock award activity under the 2021 LTIP consists of the following (in thousands except per share amounts):

	Shares	Weighted average grant date fair value per share
Nonvested, January 29, 2022	532	$27.00
Granted	—
Vested	(60)	$27.00
Forfeited	—
Nonvested, April 30, 2022	472	$27.00

As of the end of the first quarter of fiscal year 2022, unrecognized compensation expense related to unvested restricted stock awards was $12.1 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.
Stock Options
Stock options generally vest in equal installments each year over 4 years and generally expire 10 years from the grant date.
Stock option activity under the 2021 LTIP consists of the following (in thousands except per share and contractual life amounts):

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, January 29, 2022	337	$21.03	9.4	$—
Granted	440	$6.06
Exercised	—
Expired / forfeited	(28)	$21.00
Outstanding, April 30, 2022	749	$12.21	9.6	$—
Exercisable, April 30, 2022	—
The weighted average grant date fair value of stock option awards granted during the three-month period ended April 30, 2022 was $3.43 per option and was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield	—%
Expected volatility(1)	57.9%
Risk-free interest rate(2)	2.41%
Expected term(3)	6.25 years
Grant date fair value per share	$6.06

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
As of the end of the first quarter of fiscal year 2022, unrecognized compensation expense related to unvested stock options was $4.2 million, which is expected to be recognized over a weighted average period of approximately 3.7 years.

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
Note 16. Stockholders' Deficit
Torrid was formed on October 29, 2019 and capitalized on February 20, 2020. Torrid is authorized to issue 1.0 billion shares of common stock at $0.01 par value, and 5.0 million shares of preferred stock at $0.01 par value. Torrid had 104,977,755 shares of common stock and no shares of preferred stock issued and outstanding as of April 30, 2022. Historical periods prior to the formation of Torrid have been revised to reflect our current capital structure.
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
Note 17. Share Repurchases
On December 6, 2021, the Board authorized a new share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. As of April 30, 2022, we had approximately $53.8 million remaining under the repurchase program.
Share repurchase activity consists of the following (in thousands except share and per share amounts):

	Three Months Ended
	April 30, 2022	May 1, 2021
Number of shares repurchased	2,918,556	—
Total cost	$22,865	$—
Average per share cost including commissions	$7.83	$—

We have elected to retire shares repurchased to date. Shares retired become part of the pool of authorized but unissued shares. We have elected to record the purchase price of the retired shares in excess of par value, including transaction costs, directly as an increase in accumulated deficit. As of April 30, 2022, $0.6 million of share repurchases were included in accrued and other current liabilities in our condensed consolidated balance sheets as these repurchase transactions had not yet settled.

Note 18. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period, inclusive of potentially dilutive common share equivalents outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. There were approximately 17.0 thousand potentially dilutive common share equivalents outstanding during the three-month period ended April 30, 2022 that were included in the computation of diluted earnings per share. There was an aggregate of approximately 1.3 million potentially dilutive common share equivalents outstanding during the three-month period ended April 30, 2022, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. For the three-month period ended May 1, 2021, there were no potentially dilutive common share equivalents outstanding and there were no potentially dilutive common share equivalents that were not included in the computation of diluted earnings per share.
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
Financial assets and liabilities measured at fair value on a recurring basis as of the end of the first quarter of fiscal year 2022 consisted of the following (in thousands):

	April 30, 2022	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$26	$26	$—	$—
Total assets	$26	$26	$—	$—
Liabilities:
Deferred compensation plan liability (noncurrent)	$5,685	$—	$5,685	$—
Total liabilities	$5,685	$—	$5,685	$—

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
Note 20. Private Label Credit Card
We have an agreement with a third party to provide customers with private label credit cards (“Credit Card Agreement”). Each private label credit card bears the logo of the Torrid brand and can only be used at our store locations and on www.torrid.com. A third-party financing company is the sole owner of the accounts issued under the private label credit card program and absorbs the losses associated with non-payment by the private label card holders and a portion of any fraudulent usage of the accounts. Pursuant to the Credit Card Agreement, we receive marketing and promotional funds from the third-party financing company for certain expenses we incur based on usage of the private label credit cards. These marketing and promotional funds are recorded as a reduction in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. During the three-month periods ended April 30, 2022 and May 1, 2021, these funds amounted to $4.8 million and $4.6 million, respectively, related to these private label credit cards.
Note 21. Deferred Compensation Plan
On August 1, 2015, we established the Torrid LLC Management Deferred Compensation Plan (“Deferred Compensation Plan”) for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, as amended. All deferrals and associated earnings are our general unsecured obligations. We may at our discretion contribute certain amounts to eligible employees’ accounts. To the extent participants are ineligible to receive contributions from participation in our 401(k) Plan (as defined in “Note 22—Employee Benefit Plan”), we may contribute 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts. As of the end of the first quarter of fiscal year 2022 and as of the end of fiscal year 2021, we did not have any assets of the Deferred Compensation Plan and the associated liabilities were $6.6 million and $7.2 million, respectively, included in our condensed consolidated balance sheets. As of the end of the first quarter of fiscal year 2022, $0.9 million of the $6.6 million Deferred Compensation Plan liabilities were included in accrued and other current liabilities in our condensed consolidated balance sheets. As of the end of fiscal year 2021, $0.4 million of the $7.2 million Deferred Compensation Plan Liabilities were included in accrued and other current liabilities in our condensed consolidated balance sheets.
Note 22. Employee Benefit Plan
On August 1, 2015, we adopted the Torrid 401(k) Plan (“401(k) Plan”). All employees who have been employed by us for at least 200 hours and are at least 21 years of age are eligible to participate. Employees may contribute up to 80% of their eligible compensation to the 401(k) Plan, subject to a statutorily prescribed annual limit. We may at our discretion contribute certain amounts to eligible employees’ accounts. We may contribute 50% of the first 4% of participants’ eligible contributions into their 401(k) Plan accounts. During the three-month periods ended April 30, 2022 and May 1, 2021, we contributed $0.2 million and $0.2 million, respectively, to eligible employees’ 401(k) Plan accounts.

Note 23. Subsequent Events
Subsequent to April 30, 2022 and through June 6, 2022, we repurchased an additional 1.4 million shares of common stock for $7.9 million.

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

	April 30, 2022	May 1, 2021
Number of stores (as of end of period)	625	608

	Three Months Ended
	(in thousands, except percentages)
	April 30, 2022	May 1, 2021
Comparable sales(A)	(2)%	108%
Net income	$24,066	$12,925
Adjusted EBITDA(B)	$51,779	$75,711

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
Adjusted EBITDA. Adjusted EBITDA is a supplemental measure of our operating performance that is neither required by, nor presented in accordance with GAAP and our calculation thereof may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA represents GAAP net income (loss) plus interest expense less interest income, net of other (income) expense, plus provision for less (benefit from) income taxes, depreciation and amortization (“EBITDA”), and share-based compensation, non-cash deductions and charges and other expenses. We believe Adjusted EBITDA facilitates operating performance comparisons from period to period by isolating the effects of certain items that vary from period to period without any correlation to ongoing operating performance. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting the overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and, as such, use it internally to report and analyze our results and as a benchmark to determine certain non-equity incentive payments made to executives.
Adjusted EBITDA has limitations as an analytical tool. This measure is not a measurement of our financial performance under GAAP and should not be considered in isolation or as an alternative to or substitute for net income (loss), income (loss) from operations or any other performance measures determined in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Among other limitations, Adjusted EBITDA does not reflect:

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
Impact of COVID-19. The COVID-19 pandemic has caused general business disruption worldwide. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are uncertain. A resurgence in the pandemic or the emergence of new variants of the coronavirus could have a negative impact on our business including, but not limited to, new closure requirements with respect to some or all of our physical locations, changes in consumer behavior, difficulties attracting and retaining employees and supply chain disruptions.
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

Marketing Expenses. We continue to make investments in marketing in an effort to grow and retain our active customer base and increase our brand awareness. Marketing expenses consist primarily of (i) targeted online performance marketing costs, such as retargeting, paid search/product listing advertising, and social media advertisements, (ii) store and brand marketing, public relations and photographic production designed to acquire, retain and remain connected to customers and (iii) payroll and benefits expenses associated with our marketing team.
Interest Expense. Interest expense consists primarily of interest expense and other fees associated with our Existing ABL Facility, as amended and New Term Loan Credit Agreement.
Provision for Income Taxes. Our provision for income taxes primarily consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions and uncertain tax positions.
Results of Operations
Three-Months Ended April 30, 2022 Compared to Three-Months Ended May 1, 2021
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	April 30, 2022	% of Net Sales	May 1, 2021	% of Net Sales
Net sales	$328,409	100.0%	$325,747	100.0%
Cost of goods sold	203,263	61.9%	180,815	55.5%
Gross profit	125,146	38.1%	144,932	44.5%
Selling, general and administrative expenses	67,431	20.5%	109,913	33.8%
Marketing expenses	17,974	5.5%	9,525	2.9%
Income from operations	39,741	12.1%	25,494	7.8%
Interest expense	6,264	1.9%	4,624	1.4%
Interest income, net of other expense (income)	28	0.0%	(109)	(0.0)%
Income before provision for income taxes	33,449	10.2%	20,979	6.4%
Provision for income taxes	9,383	2.9%	8,054	2.4%
Net income	$24,066	7.3%	$12,925	4.0%

The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended
	April 30, 2022	May 1, 2021
Net income	$24,066	$12,925
Interest expense	6,264	4,624
Interest income, net of other expense (income)	28	(109)
Provision for income taxes	9,383	8,054
Depreciation and amortization(A)	9,261	8,569
Share-based compensation(B)	2,480	39,779
Non-cash deductions and charges(C)	309	35
Other expenses(D)	(12)	1,834
Adjusted EBITDA	$51,779	$75,711

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

Net Sales
Net sales increased $2.7 million, or 0.8%, to $328.4 million for the three months ended April 30, 2022, from $325.7 million for the three months ended May 1, 2021. This increase was primarily driven by an increase in sales transactions, partially offset by a decrease in average sales transaction value relative to the three months ended May 1, 2021 as a result of increased promotional activity. The total number of stores we operate increased by 17 stores, or 2.8%, to 625 stores as of April 30, 2022, from 608 stores as of May 1, 2021.
Gross Profit
Gross profit for the three months ended April 30, 2022 decreased $19.8 million, or 13.7%, to $125.1 million, from $144.9 million for the three months ended May 1, 2021. This decrease was primarily due to higher net sales volumes associated with the increase in sales transactions and an increase in product costs that resulted in a $19.1 million decrease in merchandise margin. Gross profit as a percentage of net sales decreased 6.4% to 38.1% for the three months ended April 30, 2022 from 44.5% for the three months ended May 1, 2021. This decrease was primarily driven by lower merchandise margin rate driven by increased promotional activity, product costs and e-Commerce shipping costs, increased distribution costs, merchandising payroll costs and store depreciation expense, partially offset by decreased store occupancy costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended April 30, 2022 decreased $42.5 million, or 38.7%, to $67.4 million, from $109.9 million for the three months ended May 1, 2021. The decrease was primarily due to a $37.3 million decrease in share-based compensation expense and a $13.5 million decrease in performance bonuses, partially offset by increases in store and e-Commerce payroll costs of $5.6 million, other store operating costs of $2.0 million and headquarters general and administrative expenses of $0.6 million. The decrease in share-based compensation expense during the three months ended April 30, 2022 was due to an increase in the Torrid Holding LLC equity value during the three months ended May 1, 2021. Selling, general and administrative expenses as a percentage of net sales decreased by 13.3% to 20.5% for the three months ended April 30, 2022 from 33.8% for the three months ended May 1, 2021. This decrease was driven by decreased share-based compensation and performance bonuses, partially offset by increases in store payroll costs, other store operating costs and headquarters general and administrative expenses.

Marketing Expenses
Marketing expenses for the three months ended April 30, 2022 increased $8.4 million, or 88.7%, to $18.0 million, from $9.5 million for the three months ended May 1, 2021. This increase was primarily due to increased television, digital, store and brand marketing, partially offset by decreased direct mail program spend. Marketing expenses as a percentage of net sales increased by 2.6% to 5.5% during the three months ended April 30, 2022 from 2.9% during the three months ended May 1, 2021. This increase was driven by increased television, digital, store and brand marketing, partially offset by decreased direct mail program spend.
Interest Expense
Interest expense was $6.3 million for the three months ended April 30, 2022, compared to $4.6 million for the three months ended May 1, 2021. The increase was primarily due to an increase in the total borrowings outstanding related to the New Term Loan Credit Agreement and Existing ABL, as amended, as of April 30, 2022 compared to the total borrowings outstanding related to the Amended Term Loan Credit Agreement and Existing ABL, as amended, as of May 1, 2021.
Provision for Income Taxes
The provision for income taxes for the three months ended April 30, 2022 increased by $1.3 million to $9.4 million, from $8.1 million for the three months ended May 1, 2021. Our effective tax rate was 28.1% for the three months ended April 30, 2022 and 38.4% for the three months ended May 1, 2021. The change in the effective tax rate for the three months ended April 30, 2022 as compared to the three months ended May 1, 2021 was primarily due to a $37.3 million decrease in the amount of non-deductible items associated with share-based compensation for incentive units relative to income before provision for income taxes for the three months ended April 30, 2022. The decrease in the amount of non-deductible items associated with share-based compensation during the three months ended April 30, 2022 was due to an increase in the Torrid Holding LLC equity value during the three months ended May 1, 2021.

Liquidity and Capital Resources
General
Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our Existing ABL Facility, as amended. Availability under the Existing ABL Facility, as amended, as of the end of the first quarter of fiscal year 2022 was $120.4 million, which reflects borrowings of $24.3 million. Our primary cash needs are for merchandise inventories, payroll, rent for our stores, headquarters and distribution center, capital expenditures associated with opening new stores and updating existing stores, logistics and information technology. We also need cash to make discretionary repurchases of our common stock, and fund our interest and principal payments on the New Term Loan Credit Agreement. Additional future liquidity needs will include funding the costs of operating as a public company. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities. We believe that cash generated from operations and the availability of borrowings under our Existing ABL Facility, as amended, or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our Existing ABL Facility, as amended, or otherwise to enable us to service our indebtedness, or to make capital expenditures in the future. Our future operating performance and our ability to service or extend our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
Cash Flow Analysis
A summary of operating, investing and financing activities are shown in the following table (dollars in thousands):

	Three Months Ended
	April 30, 2022	May 1, 2021
Net cash provided by operating activities	$9,173	$73,834
Net cash used in investing activities	(6,761)	(2,786)
Net cash used in financing activities	(6,602)	(3,250)
Net Cash Provided By Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization and share-based compensation, the effect of working capital changes, taxes paid and lease incentives received from landlords.
Net cash provided by operating activities during the three months ended April 30, 2022 was $9.2 million compared to $73.8 million during the three months ended May 1, 2021. The decrease in cash provided by operating activities during the three months ended April 30, 2022 was primarily as a result of decreases in accrued and other current liabilities and share-based compensation expense added back to cash provided by operating activities as a non-cash adjustment, and lower increases in accounts payable and income taxes payable. The decrease in accrued and other current liabilities was primarily as a result of decreases in accrued payroll and related expenses and accrued inventory-in-transit. The decrease in share-based compensation expense during the three months ended April 30, 2022 was due to an in increase in Torrid Holding LLC's equity value during the three months ended May 1, 2021. The decrease in cash provided by operating activities was also as a result of an increase in inventory purchases during the three months ended April 30, 2022. The decrease in cash provided by operating activities was partially offset by increases in net income and amounts due to related parties, a decrease in prepaid income taxes and a lower decrease in operating lease liabilities.
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
Net cash flows used in investing activities during the three months ended April 30, 2022 was $6.8 million compared to $2.8 million during the three months ended May 1, 2021. The increase in cash used in investing activities was primarily as a result of an increase in capital expenditures related to the opening of new stores and store relocations and investments in our

West Jefferson, Ohio distribution center during the three months ended April 30, 2022 compared to the three months ended May 1, 2021.
Net Cash Used In Financing Activities
Financing activities consist primarily of (i) borrowings and repayments related to our Existing ABL Facility, as amended, (ii) borrowings and repayments related to the New Term Loan Credit Agreement and (iii) repurchases and retirement of our common stock.
Net cash used in financing activities during the three months ended April 30, 2022 was $6.6 million compared to $3.3 million during the three months ended May 1, 2021. The increase in net cash used in financing activities is primarily as a result of the following activities during the three months ended April 30, 2022: (i) payments of $22.2 million for repurchases and retirement of common stock and (ii) principal payments on the New Term Loan Credit Agreement of $8.8 million, partially offset by $24.3 million net borrowing from the Existing ABL Facility, as amended.
Debt Financing Arrangements
As of April 30, 2022, we had $332.9 million of outstanding indebtedness, net of unamortized original issue discount and debt financing costs, consisting of term loans under the New Term Loan Credit Agreement. As of April 30, 2022, we had $24.3 million of borrowings under the Existing ABL Facility, as amended. Please refer to "Note 12—Debt Financing Arrangements" for further discussion regarding our indebtedness.

Critical Accounting Policies and Significant Estimates
There have been no material changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk profile as of January 29, 2022, is disclosed in our Annual Report on Form 10-K and has not materially changed. Please refer to "Note 12—Debt Financing Arrangements" for further discussion regarding our indebtedness.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective as of April 30, 2022, to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes during the three months ended April 30, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 6, 2021, the Board authorized a new share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. As of April 30, 2022, we had approximately $53.8 million remaining under the repurchase program.

The following is a summary of our repurchases of common shares during the three months ended April 30, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In thousands)
January 30 - February 28	1,193,978	$8.92	1,193,978	$65,999.0
March 1 - March 31	1,072,739	$7.70	1,072,739	$57,741.5
April 1 - April 30	651,839	$6.07	651,839	$53,781.8
	2,918,556	$7.83	2,918,556

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Torrid Holdings Inc., dated July 6, 2021.	8-K	July 6, 2021	3.1
3.2	Amended and Restated Bylaws of Torrid Holdings Inc., dated as of July 6, 2021.	8-K	July 6, 2021	3.2
10.1+	Amendment No. 1 to Employment Agreement by and among Torrid LLC, Torrid Holdings Inc. and Elizabeth Muñoz, dated as of May 2, 2022	8-K	May 4, 2022	10.1
10.2+	Employment Agreement by and between Lisa M. Harper and Torrid Holdings Inc., dated as of May 3, 2022	8-K	May 4, 2022	10.2
10.3+	Performance Stock Unit Agreement by and between Lisa M. Harper and Torrid Holdings Inc., dated as of May 3, 2022	8-K	May 4, 2022	10.3
31.1*
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in City of Industry, California on June 7, 2022.

Torrid Holdings Inc.

By:	/s/ Lisa Harper
Name:	Lisa Harper
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Chinwe Abaelu
Name:	Chinwe Abaelu
Title:	SVP, Chief Accounting Officer
(Principal Financial and Accounting Officer)