Form 10-Q
period 2022-07-30
Torrid Holdings Inc.
filed 2022-09-07
CIK 1792781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of September 2, 2022, there were approximately 103,620,060 shares of the registrant's common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "plan," "intend," "believe," "may," "will," "should," "can have," "likely" and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology) in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements, including:
•successfully manage risks relating to the spread of COVID-19, including any adverse impacts on our supply chain, workforce, facilities, customer services and operations;
•changes in consumer spending and general economic conditions;
•inflationary pressures with respect to labor and raw materials and global supply chain constraints that could increase our expenses;
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
•our failure to maintain adequate internal controls; and
•the threat of war, terrorism or other catastrophes that could negatively impact our business, including as a result of the current conflict between Russia and Ukraine.
The outcome of the events described in any of our forward-looking statements are also subject to risks, uncertainties and other factors described in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 30, 2022 and in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.
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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	July 30, 2022	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$22,985	$29,025
Restricted cash	318	262
Inventory	180,738	170,608
Prepaid expenses and other current assets	17,549	14,686
Prepaid income taxes	1,684	6,345
Total current assets	223,274	220,926
Property and equipment, net	119,529	127,565
Operating lease right-of-use assets	191,917	209,637
Deposits and other noncurrent assets	8,557	7,100
Deferred tax assets	4,873	4,873
Intangible asset	8,400	8,400
Total assets	$556,550	$578,501
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$79,048	$77,448
Accrued and other current liabilities	110,749	138,708
Operating lease liabilities	46,285	45,716
Borrowings under credit facility	5,950	—
Current portion of term loan	16,144	20,519
Due to related parties	20,268	14,622
Income taxes payable	1,270	—
Total current liabilities	279,714	297,013
Noncurrent operating lease liabilities	187,827	207,049
Term loan	312,769	320,841
Deferred compensation	5,842	6,873
Other noncurrent liabilities	9,054	5,044
Total liabilities	795,206	836,820
Commitments and contingencies (Note 15)
Stockholders' deficit
Common shares: $0.01 par value; 1,000,000,000 shares authorized; 103,601,333 shares issued and outstanding at July 30, 2022; 107,857,625 shares issued and outstanding at January 29, 2022	1,036	1,078
Additional paid-in capital	122,886	118,286
Accumulated deficit	(362,639)	(377,759)
Accumulated other comprehensive income	61	76
Total stockholders' deficit	(238,656)	(258,319)
Total liabilities and stockholders' deficit	$556,550	$578,501
The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended July 30, 2022	Three Months Ended July 31, 2021	Six Months Ended July 30, 2022	Six Months Ended July 31, 2021
Net sales	$340,876	$332,870	$669,285	$658,617
Cost of goods sold	222,030	183,150	425,293	363,965
Gross profit	118,846	149,720	243,992	294,652
Selling, general and administrative expenses	65,928	179,041	133,359	288,954
Marketing expenses	13,502	10,728	31,476	20,253
Income (loss) from operations	39,416	(40,049)	79,157	(14,555)
Interest expense	6,697	12,662	12,961	17,286
Interest income, net of other expense (income)	48	49	76	(60)
Income (loss) before provision for income taxes	32,671	(52,760)	66,120	(31,781)
Provision for (benefit from) income taxes	9,961	(91,547)	19,344	(83,493)
Net income	$22,710	$38,787	$46,776	$51,712
Comprehensive income:
Net income	$22,710	$38,787	$46,776	$51,712
Other comprehensive income (loss):
Foreign currency translation adjustment	25	(21)	(15)	190
Total other comprehensive income (loss)	25	(21)	(15)	190
Comprehensive income	$22,735	$38,766	$46,761	$51,902
Net earnings per share:
Basic	$0.22	$0.35	$0.45	$0.47
Diluted	$0.22	$0.35	$0.44	$0.47
Weighted average number of shares:
Basic	103,836	110,016	105,031	110,008
Diluted	103,953	110,016	105,126	110,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
(In thousands)

	Six Months Ended July 30, 2022
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount
Balance at January 29, 2022	107,858	$1,078	$118,286	$(377,759)	$76	$(258,319)
Net income	—	—	—	24,066	—	24,066
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards	39	—	(178)	—	—	(178)
Share-based compensation	—	—	2,480	—	—	2,480
Repurchase and retirement of common stock	(2,919)	(29)	—	(22,836)	—	(22,865)
Other comprehensive loss	—	—	—	—	(40)	(40)
Balance at April 30, 2022	104,978	$1,049	$120,588	$(376,529)	$36	$(254,856)
Net income	—	—	—	22,710	—	22,710
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	74	1	(227)	—	—	(226)
Issuance of common shares related to employee stock purchase plan	95	1	350	—	—	351
Share-based compensation	—	—	2,175	—	—	2,175
Repurchase and retirement of common stock	(1,546)	(15)	—	(8,820)	—	(8,835)
Other comprehensive income	—	—	—	—	25	25
Balance at July 30, 2022	103,601	$1,036	$122,886	$(362,639)	$61	$(238,656)

	Six Months Ended July 31, 2021
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Deficit
	Shares	Amount
Balance at January 30, 2021	110,000	$1,100	$10,326	$(74,591)	$(8)	$(63,173)
Net income	—	—	—	12,925	—	12,925
Capital contribution from Torrid Holding LLC for incentive units	—	—	39,779	—	—	39,779
Other comprehensive income	—	—	—	—	211	211
Balance at May 1, 2021	110,000	1,100	50,105	(61,666)	203	(10,258)
Net income	—	—	—	38,787	—	38,787
Capital distribution to Torrid Holding LLC	—	—	(50,105)	(249,895)	—	(300,000)
Capital contribution from Torrid Holding LLC for incentive units	—	—	111,387	—	—	111,387
Issuance of common shares and withholding tax payments related to vesting of restricted stock units	56	1	(1,111)	—	—	(1,110)
Share-based compensation	—	—	3,622	—	—	3,622
Other comprehensive loss	—	—	—	—	(21)	(21)
Balance at July 31, 2021	110,056	$1,101	$113,898	$(272,774)	$182	$(157,593)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended July 30, 2022	Six Months Ended July 31, 2021
OPERATING ACTIVITIES
Net income	$46,776	$51,712
Adjustments to reconcile net income to net cash provided by operating activities:
Write down of inventory	1,363	401
Operating right-of-use assets amortization	20,672	20,550
Depreciation and other amortization	18,891	17,928
Write off of unamortized original issue discount and deferred financing costs for Amended Term Loan Credit Agreement	—	5,231
Share-based compensation	4,655	154,788
Deferred taxes	—	1,539
Other	82	514
Changes in operating assets and liabilities:
Inventory	(11,585)	(4,631)
Prepaid expenses and other current assets	(2,863)	(1,596)
Prepaid income taxes	4,661	(24,314)
Income taxes receivable	—	(87,061)
Deposits and other noncurrent assets	(1,539)	(2,114)
Accounts payable	883	(4,802)
Accrued and other current liabilities	(27,116)	9,054
Operating lease liabilities	(20,628)	(25,344)
Other noncurrent liabilities	4,156	254
Deferred compensation	(1,031)	990
Due to related parties	5,646	2,715
Income taxes payable	1,270	(9,336)
Net cash provided by operating activities	44,293	106,478
INVESTING ACTIVITIES
Purchases of property and equipment	(11,444)	(5,891)
Net cash used in investing activities	(11,444)	(5,891)
FINANCING ACTIVITIES
Capital distribution to Torrid Holding LLC	—	(300,000)
Proceeds from revolving credit facility	423,900	—
Principal payments on revolving credit facility	(417,950)	—
Deferred financing costs for revolving credit facility	—	(688)
Repurchase of common stock	(31,700)	—
Principal payments on New Term Loan Credit Agreement and repayment of Amended Term Loan Credit Agreement and related costs	(13,125)	(212,775)
Proceeds from New Term Loan Credit Agreement, net of original issue discount and deferred financing costs	—	340,509
Proceeds from issuances under share-based compensation plans	463	—
Withholding tax payments related to vesting of restricted stock units and awards	(414)	—
Net cash used in financing activities	(38,826)	(172,954)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(7)	(83)
Decrease in cash, cash equivalents and restricted cash	(5,984)	(72,450)
Cash, cash equivalents and restricted cash at beginning of period	29,287	123,215
Cash, cash equivalents and restricted cash at end of period	$23,303	$50,765
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest related to the revolving credit facility and term loans	$13,637	$11,648
Cash paid during the period for income taxes	$13,413	$35,164
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued liabilities	$3,578	$946
The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Description of the Business
Corporate Structure
Torrid Holdings Inc. is a Delaware corporation formed on October 29, 2019 and capitalized on February 20, 2020. Sycamore Partners Management, L.P. ("Sycamore") owns a majority of the voting power of Torrid Holdings Inc.'s outstanding common stock. Prior to the IPO (as defined below), Torrid Holdings Inc. was a wholly owned subsidiary of Torrid Holding LLC, which is majority-owned by investment funds managed by Sycamore. Torrid Parent Inc. is a Delaware corporation formed on June 4, 2019 and is a wholly owned subsidiary of Torrid Holdings Inc. Torrid Intermediate LLC, formerly known as Torrid Inc., is a Delaware limited liability company formed on June 18, 2019 and a wholly owned subsidiary of Torrid Parent Inc. Torrid LLC is a wholly owned subsidiary of Torrid Intermediate LLC. Substantially all of Torrid Holdings Inc.'s financial position, operations and cash flows are generated through its wholly owned indirect subsidiary, Torrid LLC.
Throughout these financial statements, the terms "Torrid," "we," "us," "our," the "Company" and similar references refer to Torrid Holdings Inc. and its consolidated subsidiaries.
Reorganization
On July 1, 2021, Torrid Holding LLC, our then parent, completed a reorganization pursuant to which (i) Torrid Holding LLC contributed, assigned, transferred and delivered its issued and outstanding equity interest in Torrid Parent Inc. to Torrid, and (ii) Torrid assumed the obligations of Torrid Holding LLC under the related party promissory notes due to Torrid Parent Inc. (together, the "Reorganization"). The Reorganization was accounted for as a combination of entities under common control in accordance with subsections of Accounting Standards Codification ("ASC") 805-50, Business Combinations ("ASC 805-50"). Consequently, the equity interests of Torrid Parent Inc. contributed by Torrid Holding LLC to Torrid were recorded at historical carrying amounts and our financial position, results of operations and cash flows prior to the Reorganization have been adjusted to reflect the retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control.
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
Initial Public Offering
Our registration statement on Form S-1 related to our initial public offering ("IPO") was declared effective on June 30, 2021, and our common stock began trading on the New York Stock Exchange on July 1, 2021. On July 6, 2021, subsequent to the Reorganization, we completed the IPO and certain of our shareholders sold 12,650,000 shares of common stock at a public offering price of $21.00 per share, including 1,650,000 shares of common stock after full exercise of the underwriters' option, for net proceeds of $248.4 million, after deducting underwriting discounts of $17.3 million. The offering costs of approximately $6.0 million were borne by us. We did not receive any proceeds from the sale of our shares of common stock by the selling stockholders.
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 and each fiscal year is generally comprised of four 13-week quarters (although in years with 53 weeks, the fourth quarter is comprised of 14 weeks). Fiscal years 2022 and 2021 are 52-week years. Fiscal years are identified according to the calendar year in which they begin. For example, references to "fiscal year 2022" or similar references refer to the fiscal year ending January 28, 2023. References to the second quarter of fiscal years 2022 and 2021 and to the three- and six-month periods ended July 30, 2022 and July 31, 2021, respectively, refer to the 13- and 26-week periods then ended.

Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three- and six-month periods ended July 30, 2022 and July 31, 2021 are not necessarily indicative of the results that may be expected for any future interim periods, the fiscal year ending January 28, 2023, or for any future year.
The condensed consolidated balance sheet information at January 29, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended January 29, 2022. The unaudited condensed consolidated financial statements include Torrid and those of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
During the fiscal years 2022 and 2021, global supply chain disruption caused significant product delays resulting in limited product availability to our customers. Increased port congestion, COVID-19-related factory closures, most notably in the Asia-Pacific region where we source a significant amount of product, and increased shipping costs impacted our results of operations for the six-months ended July 30, 2022.
Segment Reporting
We have determined that we have one reportable segment, which includes the operation of our e-Commerce platform and stores. The single segment was identified based on how the Chief Operating Decision Maker, who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources. Revenues and long-lived assets related to our operations in Canada and Puerto Rico during the three- and six-month periods ended July 30, 2022 and July 31, 2021, and as of the end of the same periods, were not material, and therefore are not reported separately from domestic revenues and long-lived assets.
Store Pre-Opening Costs
Costs incurred in connection with the opening of new stores, store remodels or relocations are expensed as incurred in selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive income. We incurred $0.3 million and $0.5 million of pre-opening costs during the three- and six-month periods ended July 30, 2022, respectively. The amounts incurred during the three- and six-month periods ended July 31, 2021 were not material.
Note 2. Accounting Standards
Recently Adopted Accounting Standards during the Six-Month Period Ended July 30, 2022
We did not adopt any new accounting standards during the six-month period ended July 30, 2022.

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
Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	July 30, 2022	January 29, 2022
Prepaid and other information technology expenses	5,974	5,692
Prepaid advertising	1,540	700
Prepaid casualty insurance	1,167	3,050
Other	8,868	5,244
Prepaid expenses and other current assets	$17,549	$14,686
Note 5. Property and Equipment
Property and equipment are summarized as follows (in thousands):

	July 30, 2022	January 29, 2022
Property and equipment, at cost
Leasehold improvements	$170,391	$168,084
Furniture, fixtures and equipment	110,665	108,261
Software and licenses	13,714	15,356
Construction-in-progress	3,920	4,743
	298,690	296,444
Less: Accumulated depreciation and amortization	(179,161)	(168,879)
Property and equipment, net	$119,529	$127,565
We recorded depreciation expense related to our property and equipment in the amounts of $8.8 million and $18.1 million during the three- and six-month periods ended July 30, 2022, respectively. We recorded depreciation expense related to our property and equipment in the amounts of $8.6 million and $17.1 million during the three- and six-month periods ended July 31, 2021, respectively.
We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. During the three- and six-month periods ended July 30, 2022 and July 31, 2021, we did not recognize any impairment charges.
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
Deferred implementation costs incurred in cloud computing arrangements that are service contracts are summarized as follows (in thousands):

	July 30, 2022	January 29, 2022
Internal use of third party hosted software, gross	$14,840	$11,877
Less: Accumulated amortization	(5,042)	(3,892)
Internal use of third party hosted software, net	$9,798	$7,985
During the three- and six-month periods ended July 30, 2022, we amortized approximately $0.5 million and $1.1 million, respectively, of implementation costs incurred in cloud computing arrangements that are service contracts. During the three- and six-month periods ended July 31, 2021, we amortized approximately $0.4 million and $0.7 million, respectively, of implementation costs incurred in cloud computing arrangements that are service contracts.
Note 7. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	July 30, 2022	January 29, 2022
Accrued payroll and related expenses	$19,270	$31,194
Accrued inventory-in-transit	25,290	37,156
Accrued loyalty program	13,617	13,481
Accrued sales return allowance	4,576	4,347
Gift cards	8,582	11,695
Deferred revenue	3,134	2,879
Accrued sales and use tax	5,273	4,136
Accrued freight	7,564	6,048
Term loan interest payable	166	1,762
Accrued marketing	3,773	5,419
Accrued self-insurance liabilities	2,873	2,891
Other	16,631	17,700
Accrued and other current liabilities	$110,749	$138,708
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
Our lease costs during the three- and six-month periods ended July 30, 2022 and July 31, 2021 consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Operating (fixed) lease cost	$12,675	$11,889	$25,461	$25,007
Short-term lease cost	42	20	95	30
Variable lease cost	5,510	5,535	8,854	10,296
Total lease cost	$18,227	$17,444	$34,410	$35,333
In response to the COVID-19 pandemic, the Financial Accounting Standards Board issued interpretive guidance in April 2020, which provides entities the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease terms. We elected this option; accordingly, we did not remeasure the lease liabilities or record a change to the right-of-use ("ROU") assets for any concessions we received for our retail store leases. Rather, deferred lease payments were recorded to operating lease liabilities until paid and lease concessions were recorded in the period they were negotiated or when the lower lease expense was paid.
As of the end of fiscal year 2021, we had received substantially all of the lease concessions negotiated in response to the COVID-19 pandemic and as a result, deferred fixed lease payments during the three- and six-months ended July 30, 2022 were not material. We did not record any reduction to lease costs during the three- and six-months ended July 30, 2022. During the three- and six-month periods ended July 31, 2021 we recorded reductions to lease costs of $0.7 million and $1.0 million, respectively, as a result of negotiated lease concessions.
Other supplementary information related to our leases is reflected in the table below (in thousands except lease term and discount rate data):

	Six Months Ended
	July 30, 2022	July 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$28,742	$30,023
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,157	$3,501
Decrease in right-of-use assets resulting from operating lease modifications or remeasurements	$3,975	$3,439
Weighted average remaining lease term - operating leases	6 years	6 years
Weighted average discount rate - operating leases	6%	6%
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
Our revenue, disaggregated by product category, consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Apparel	$310,827	$310,976	$602,480	$612,093
Non-apparel	30,049	21,894	66,805	46,524
Total net sales	$340,876	$332,870	$669,285	$658,617
Amounts within Apparel include revenues earned from the sale of tops, bottoms, dresses, intimates, sleep wear, swim wear and outerwear. Amounts within Non-apparel include revenues earned from the sale of accessories, footwear and beauty.
We recognize a contract liability when we receive consideration from a customer before our performance obligations under the terms of a contract or an implied arrangement with the customer are satisfied. During the six-month period ended July 30, 2022, we recognized revenue of approximately $9.3 million and $5.1 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2022. During the six-month period ended July 31, 2021, we recognized revenue of approximately $9.0 million and $4.0 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2021.
Note 10. Loyalty Program
We operate our loyalty program, Torrid Rewards, in all our stores and on www.torrid.com. Under this program, customers accumulate points based on purchase activity and qualifying non-purchase activity. Upon reaching a certain point level, customers can earn awards that may only be redeemed for merchandise. Unredeemed points typically expire after 13 months without additional purchase and qualifying non-purchase activity and unredeemed awards typically expire 45 days after issuance. We use historical redemption rates to estimate the value of future award redemptions and we recognize the estimated value of these future awards as a reduction of revenue in the condensed consolidated statements of operations and comprehensive income in the period the points are earned by the customer. As of the end of the second quarter of fiscal year 2022 and as of the end of fiscal year 2021, we had $13.6 million and $13.5 million, respectively, in deferred revenue related to our loyalty program included in accrued and other current liabilities in the condensed consolidated balance sheets. During the three-month period ended July 30, 2022, the amount recorded as a reduction of net sales was not material, and during the six-month period ended July 30, 2022, we recorded $0.1 million as a reduction of net sales. During the three- and six-month periods ended July 31, 2021, we recorded $0.3 million and $1.3 million, respectively, as a reduction of net sales. Actual results may differ from our estimates, resulting in changes to net sales.
Note 11. Related Party Transactions
Services Agreements with Hot Topic
Hot Topic Inc. ("Hot Topic") is an entity indirectly controlled by affiliates of Sycamore. From June 2, 2017 until its termination on March 21, 2019, we had a services agreement ("Third Party Services Agreement") with Hot Topic, pursuant to which Hot Topic provided us (or caused applicable third parties to provide) certain services, including information technology, distribution and logistics management, real estate leasing and construction management and other services as may have been specified. On March 21, 2019, we entered into an amended and restated services agreement ("Amended and Restated Services Agreement") with Hot Topic under which Hot Topic provides us (or causes applicable third parties to provide) substantially similar services to those provided under the Third Party Services Agreement. The term of the Amended and Restated Services Agreement is three years, unless we or Hot Topic extend the agreement, or we terminate the agreement (or certain services under the agreement). We may terminate the various services upon written notice. Rates and costs related to the services provided under the Amended and Restated Services Agreement may change with approval from both parties. Each month, we are committed to pay Hot Topic for these services and reimburse Hot Topic for certain costs it incurs in the course of providing these services. We record payments made to Hot Topic under these service agreements in the applicable expense category in either cost of goods sold, or selling, general and administrative expenses. On August 1, 2019, in connection with the IT Asset Purchase Agreement (as defined below), we entered into a services agreement ("Reverse Services Agreement") with Hot Topic, under which Torrid provided Hot Topic with certain information technology services. The term of the Reverse Services Agreement was three years, unless we or Hot Topic extended the agreement, or Hot Topic terminated the agreement. Torrid provided Hot Topic with the specified information technology services at no cost for the first three years of the Reverse Services Agreement, however Hot Topic bore certain capital and operating expenses that it incurred. Costs incurred in connection with providing the specified information technology services to Hot Topic were expensed as incurred in our condensed consolidated statements of operations and comprehensive income. During the three- and six-month periods ended July 30, 2022, we incurred costs of $0.7 million and $1.6 million, respectively, in connection with providing these information technology services to Hot Topic. During the three- and six-month periods ended July 31, 2021, we incurred costs of $0.8 million and $1.7 million, respectively, in connection with providing these information technology services to Hot Topic. In connection with the Reverse Services Agreement, we entered into an amendment to the Amended and Restated Services Agreement ("Amendment to Amended and Restated Services Agreement") with Hot Topic on August 1, 2019, pursuant to which sections pertaining to Hot Topic's provision of information technology services to Torrid were removed. On July 31, 2022, subsequent to the end of the second quarter of fiscal year 2022, we entered into a first amendment to the Reverse Services Agreement (“Amended Reverse Services Agreement”) with Hot Topic, under which Torrid provides Hot Topic with certain information technology services for a fixed fee. The term of the Amended Reverse Services Agreement is two months while both parties negotiate a longer-term amendment to the Reverse Services Agreement with modified terms and conditions.
During the three- and six-month periods ended July 30, 2022, Hot Topic charged us $0.6 million and $1.2 million, respectively, for various services under the applicable services agreements, all of which were recorded as a component of selling, general and administrative expenses. During the three- and six-month periods ended July 31, 2021, Hot Topic charged us $1.9 million and $3.8 million, respectively, for various services under the applicable services agreements, of which $1.3 million and $2.5 million were recorded as components of cost of goods sold, respectively, and the remaining $0.6 million and $1.3 million, respectively, were recorded as selling, general and administrative expenses. As of the end of the second quarter of fiscal year 2022, we owed $0.4 million to Hot Topic for these services, and as of the end of fiscal year 2021, we did not owe any amount to Hot Topic for these services.
Hot Topic incurs certain direct expenses on our behalf, such as payments to our non-merchandise vendors and each month, we pay Hot Topic for these pass-through expenses. As of the end of the second quarter of fiscal year 2022 and as of the end of fiscal year 2021, the net amount we owed Hot Topic for these expenses was $1.1 million and $1.7 million, respectively, which are included in due to related parties in our condensed consolidated balance sheets.
IT Asset Purchase Agreement with Hot Topic
On June 14, 2019, we entered into an asset purchase agreement ("IT Asset Purchase Agreement") with Hot Topic pursuant to which we purchased certain information technology assets from Hot Topic for $29.5 million on August 1, 2019.

Funds obtained from the Term Loan Credit Agreement (as defined in "Note 12—Debt Financing Arrangements") were used to make the purchase. We accounted for the purchase in accordance with subsections of ASC 805-50, related to transactions between entities under common control. Consequently, we recorded the information technology assets we purchased from Hot Topic at their historical carrying amounts totaling $3.5 million and recognized the difference between the historical carrying amounts and the purchase price in equity. In addition, certain information technology-related obligations and personnel, along with associated assets of $1.4 million and liabilities of $0.1 million, were transferred from Hot Topic to Torrid. In connection with the IT Asset Purchase Agreement, we and Hot Topic agreed to enter into the Reverse Services Agreement and Amendment to Amended and Restated Services Agreement upon the closing date of the IT Asset Purchase Agreement, which was August 1, 2019.
Sponsor Advisory Services Agreement
On May 1, 2015, we entered into an advisory services agreement with Sycamore, pursuant to which Sycamore agreed to provide strategic planning and other related services to us. We are obligated to reimburse Sycamore for its expenses incurred in connection with providing such advisory services to us. As of the end of the second quarter of fiscal year 2022 and as of the end of fiscal year 2021, there were no amounts due, and during the three- and six-month periods ended July 30, 2022 and July 31, 2021, no amounts were paid under this agreement.
From time to time, we reimburse Sycamore for certain management expenses it pays on our behalf. During the three- and six-month periods ended July 30, 2022, we did not make any reimbursements to Sycamore. During the three- and six-month periods ended and July 31, 2021, the reimbursements we made to Sycamore for such expenses were not material. As of the end of the second quarter of fiscal year 2022, there was no amount due, and as of the end of fiscal year 2021, the amount due was not material.
Other Related Party Transactions
MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During the three- and six-month periods ended July 30, 2022, cost of goods sold included $19.1 million and $36.1 million, respectively, related to the sale of merchandise purchased from this supplier. During the three- and six-month periods ended July 31, 2021, cost of goods sold included $14.3 million and $27.8 million, respectively, related to the sale of merchandise purchased from this supplier. As of the end of the second quarter of fiscal year 2022 and as of the end of fiscal year 2021, the net amounts we owed MGF for these purchases were $18.8 million and $12.1 million, respectively. This liability is included in due to related parties in our condensed consolidated balance sheets.
HU Merchandising, LLC, a subsidiary of Hot Topic, is one of our suppliers. During the three- and six-month periods ended July 30, 2022, cost of goods sold included $0.2 million and $0.3 million, respectively, related to the sale of merchandise purchased from this supplier. During the three- and six-month periods ended July 31, 2021, cost of goods sold included $0.2 million and $0.3 million, respectively, related to the sale of merchandise purchased from this supplier. As of the end of the second quarter of fiscal year 2022, the amount due was not material and as of the end of fiscal year 2021, the amount due to HU Merchandising, LLC was $0.1 million. This liability is included in due to related parties in our condensed consolidated balance sheets.
Staples, Inc., an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During the three- and six-month periods ended July 30, 2022 and July 31, 2021, purchases from this supplier were not material. As of the end of the second quarter of fiscal year 2022 and as of the end of fiscal year 2021, the amounts due to Staples, Inc. were not material.
In April 2020, we received a letter of support from Sycamore for up to $20.0 million of additional equity funding, which, if necessary and sufficient, would be provided to further prevent noncompliance with the financial covenants in the Amended Term Loan Credit Agreement (as defined in "Note 12—Debt Financing Arrangements") through May 2021. In September 2020, we received an updated letter of support from Sycamore extending the equity funding commitment of up to $20.0 million, if necessary and sufficient, through January 2022. The letter of support was terminated as of May 6, 2021.
In March 2021, Hot Topic entered into a consulting services agreement with our Chief Financial Officer, George Wehlitz, Jr. ("CFO"), pursuant to which Hot Topic agreed to pay our CFO a consulting fee of $10,000 per month. The agreement was effective from January 3, 2021 and terminated on May 31, 2021.

Note 12. Debt Financing Arrangements
Our debt financing arrangements consist of the following (in thousands):

	July 30, 2022	January 29, 2022
Existing ABL Facility, as amended	$5,950	$—
Term loan
New Term Loan Credit Agreement	336,875	350,000
Less: current portion of unamortized original issue discount and debt financing costs	(1,356)	(1,356)
Less: noncurrent portion of unamortized original issue discount and debt financing costs	(6,606)	(7,284)
Total term loan outstanding, net of unamortized original issue discount and debt financing costs	328,913	341,360
Less: current portion of term loan, net of unamortized original issue discount and debt financing costs	(16,144)	(20,519)
Total term loan, net of current portion and unamortized original issue discount and debt financing costs	$312,769	$320,841

Fixed mandatory principal repayments due on the outstanding term loan are as follows as of the end of the second quarter of fiscal year 2022 (in thousands):

2022	8,750
2023	17,500
2024	17,500
2025	17,500
2026	17,500
2027	17,500
2028	240,625
$336,875
New Term Loan Credit Agreement
On June 14, 2021, we entered into a term loan credit agreement ("New Term Loan Credit Agreement") among Bank of America, N.A., as agent, and the lenders party thereto.
The New Term Loan Credit Agreement provides for term loans in an initial aggregate amount of $350.0 million, which is recorded net of an original issue discount ("OID") of $3.5 million and has a maturity date of June 14, 2028. In connection with the New Term Loan Credit Agreement, we paid financing costs of approximately $6.0 million.

The elected interest rate on July 30, 2022 was approximately 9%.
As of the end of the second quarter of fiscal year 2022, we were compliant with our debt covenants under the New Term Loan Credit Agreement.
As of July 30, 2022, the fair value of the New Term Loan Credit Agreement was approximately $323.4 million. The fair value of the New Term Loan Credit Agreement is determined using current applicable rates for similar instruments as of the balance sheet date, a Level 2 measurement (as defined in "Note 19—Fair Value Measurements").
As of the end of the second quarter of fiscal year 2022, total borrowings, net of OID and financing costs, of $328.9 million remain outstanding under the New Term Loan Credit Agreement. During the three- and six-month periods ended July 30, 2022, we recognized $5.8 million and $11.3 million, respectively, of interest expense related to the New Term Loan Credit Agreement. During the three- and six-month periods ended July 30, 2022, we recognized $0.3 million and $0.6 million, respectively, of OID and financing costs related to the New Term Loan Credit Agreement. During the three- and six-month periods ended July 31, 2021, we recognized $2.9 million of interest expense and recognized $0.2 million of OID and financing costs related to the New Term Loan Credit Agreement. The OID and financing costs are amortized over the New Term Loan Credit Agreement's seven-year term and are reflected as a direct deduction of the face amount of the term loan in our condensed consolidated balance sheets. We recognize interest payments, together with amortization of the OID and financing costs, in interest expense in our condensed consolidated statements of operations and comprehensive income.
Term Loan Credit Agreement
On June 14, 2019, we entered into a term loan credit agreement ("Term Loan Credit Agreement") with Cortland Capital Market Services LLC, as agent, KKR Credit Advisors (US) LLC, as structuring advisor, and the lenders party thereto (the "Lenders"). On September 17, 2020, we entered into an amended term loan credit agreement ("Amended Term Loan Credit Agreement") with the Lenders, pursuant to which the definition of total debt used in the calculation of the maximum ratio of our total debt to EBITDA (as defined in the Amended Term Loan Credit Agreement) was amended. All other material terms of the Term Loan Credit Agreement remained substantially the same. In September 2020, in conjunction with the Amended Term Loan Credit Agreement, we prepaid $35.0 million of the outstanding Amended Term Loan Credit Agreement Principal (as defined below), associated accrued interest of $0.2 million and an amendment fee of $0.5 million. On June 14, 2021, we utilized the proceeds from the New Term Loan Credit Agreement to pay the remaining outstanding Amended Term Loan Credit Agreement Principal (as defined below) of $207.5 million, associated accrued interest of $1.2 million and a prepayment penalty of $2.1 million.
The Amended Term Loan Credit Agreement provided for term loans in an initial aggregate amount of $260.0 million ("Amended Term Loan Credit Agreement Principal"), which was recorded net of an original issue discount of $2.9 million and had a maturity date of December 14, 2024. In connection with the Term Loan Credit Agreement, we paid financing costs of approximately $4.6 million.
During the three- and six-month periods ended July 31, 2021, we recognized $6.9 million and $11.0 million of interest expense, respectively, related to the Amended Term Loan Credit Agreement. During the three- and six-month periods ended July 31, 2021, we recognized $0.2 million and $0.4 million of OID and financing costs, respectively, related to the Amended Term Loan Credit Agreement. The OID and financing costs were amortized over the Amended Term Loan Credit Agreement's contractual term and were reflected as a direct deduction of the face amount of the term loan in our condensed consolidated balance sheets. On June 14, 2021, upon repayment of the outstanding borrowings under the Amended Term Loan Credit Agreement, we wrote off $5.2 million of unamortized OID and financing costs and incurred a $2.1 million prepayment penalty. We recognize interest payments, OID and financing costs and the prepayment penalty in interest expense in our condensed consolidated statements of operations and comprehensive income.
Senior Secured Asset-Based Revolving Credit Facility
In May 2015, we entered into a credit agreement for a senior secured asset-based revolving credit facility ("Original ABL Facility") of $50.0 million (subject to a borrowing base), with Bank of America, N.A. On October 23, 2017, we entered into an amended and restated credit agreement ("Existing ABL Facility"), which amended our Original ABL Facility. The Existing ABL Facility increased the aggregate commitments available under the Original ABL Facility from $50.0 million to $100.0 million (subject to a borrowing base); and increased our right to request additional commitments from up to $30.0 million to up to $30.0 million plus the aggregate principal amount of any permanent principal reductions we may take (subject to customary conditions precedent). On June 14, 2019, in conjunction with the Term Loan Credit Agreement, we entered into an amendment to the Existing ABL Facility (the "1st Amendment"). The 1st Amendment decreased the aggregate commitments available under the Existing ABL Facility from $100.0 million to $70.0 million (subject to a borrowing base), permitted indebtedness incurred pursuant to the Term Loan Credit Agreement and made certain other modifications. On September 4, 2019, we entered into another amendment to the Existing ABL Facility (the "2nd Amendment"). The 2nd Amendment permitted parent company financial statements to be used to satisfy reporting requirements and made certain other modifications. On June 14, 2021, in conjunction with the New Term Loan Credit Agreement, we entered into a third amendment to the Existing ABL Facility (the "3rd Amendment"), which amended our Existing ABL Facility, as amended. The 3rd Amendment increased the aggregate commitments available under the Existing ABL facility, as amended, from $70.0 million to $150.0 million (subject to a borrowing base) and extended the date upon which the principal amount outstanding of the loans would be due and payable in full from October 23, 2022 to June 14, 2026. All other material terms of the Existing ABL Facility, as amended, remain substantially the same as the previous agreements it replaced.
As of the end of the second quarter of fiscal year 2022, the applicable interest rate for borrowings under the Existing ABL Facility was approximately 6% per annum.
As of the end of the second quarter of fiscal year 2022, we were compliant with our debt covenants under the Existing ABL Facility, as amended.

As of the end of the second quarter of fiscal year 2022, the maximum restricted payment utilizing the Existing ABL Facility, as amended, that our subsidiaries could make from its net assets was $128.0 million.
We consider the carrying amounts of the Existing ABL Facility, as amended, to approximate fair value because of the variable interest rate of this facility, a Level 2 measurement (as defined in "Note 19—Fair Value Measurements").
Availability under the Existing ABL Facility, as amended, as of the end of the second quarter of fiscal year 2022 was $138.5 million, which reflects borrowings of $6.0 million. Availability under the Existing ABL Facility, as amended, at the end of fiscal year 2021 was $123.9 million, which reflects no borrowings. Standby letters of credit issued and outstanding were $5.5 million as of the end of the second quarter of fiscal year 2022 and $5.3 million as of the end of fiscal year 2021. During the third quarter of fiscal year 2017, we incurred $0.5 million of financing costs for the Existing ABL Facility, which were reduced in fiscal year 2019 by $0.1 million written off to account for the impact of our entry into the 1st Amendment. During the second quarter of fiscal year 2021, we incurred an additional $0.7 million of financing costs in connection with our entry into the 3rd Amendment. These financing costs, together with the unamortized financing costs of $0.1 million associated with the Original ABL Facility, are amortized over the five-year term of the Existing ABL Facility, as amended, and are reflected in prepaid expenses and other current assets and deposits and other noncurrent assets in our condensed consolidated balance sheets. During the three-month period ended July 30, 2022, amortization of financing costs for the Existing ABL Facility, as amended, was not material, and during the six-month period ended July 30, 2022, amortization of financing costs for the Existing ABL Facility, as amended, was $0.1 million. During the three- and six-month periods ended July 31, 2021, amortization of financing costs for the Existing ABL Facility, as amended, was not material. During the three- and six-month periods ended July 30, 2022, interest payments were $0.5 million and $0.8 million, respectively. During the three- and six-month periods ended July 31, 2021, interest payments were $0.1 million and $0.2 million, respectively. We recognize amortization of financing costs and interest payments for the revolving credit facilities in interest expense in our condensed consolidated statements of operations and comprehensive income.
Note 13. Income Taxes
Effective Tax Rate
During the three- and six-month periods ended July 30, 2022, the provision for income taxes were $10.0 million and $19.3 million, respectively. During the three- and six-month periods ended July 31, 2021, the benefit from income taxes were $91.5 million and $83.5 million, respectively. The effective tax rates for the three- and six-month periods ended July 30, 2022, were 30.5% and 29.3%, respectively. The effective tax rates for the three- and six-month periods ended July 31, 2021, were 173.5% and 262.7%, respectively. The unconventional effective tax rates during the three- and six-month periods ended July 31, 2021, were primarily due to the increase in the amount of non-deductible items associated with share-based compensation, relative to income (loss) before provision for income taxes for the three- and six-month periods ended July 31, 2021. The increase in the amount of non-deductible items associated with share-based compensation during the three- and six-month periods ended July 31, 2021, were driven by the $111.4 million remeasurement adjustment related to the increase in the value of the incentive units as indicated by the Torrid Holding LLC equity value as of June 30, 2021, following the pricing of our IPO.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law, and has resulted in significant changes to the U.S. federal corporate tax law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. Additionally, several state and foreign jurisdictions have enacted additional legislation to comply with federal changes. On December 27, 2020, the Consolidated Appropriations Act ("CAA") was enacted in further response to the COVID-19 pandemic. The CAA, among other things, revised certain tax measures enacted under the CARES Act, such as the deductibility of payroll tax credits, charitable contributions for corporate taxpayers, certain meals and entertainment expenses paid or incurred in calendar years 2022 and 2021, and employment retention credit claims. On March 11, 2021, the American Rescue Plan Act ("ARPA") was signed into law with additional funding for COVID-19 pandemic relief. The ARPA includes the expansion of employment retention credit claims and other pandemic funding provisions. On August 16, 2022, the Inflation Reduction Act of 2022 ("IR Act") was enacted to reduce inflation and promote clean energy in the United States. Among other things, the IR Act introduces a 15% alternative minimum tax based on the financial statement income of corporations or their predecessors with a three-year taxable year average annual adjusted financial statement income in excess of $1 billion and imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The IR Act also includes provisions intended to mitigate climate change by, among others, providing tax credit incentives for reductions in greenhouse gas emissions. We have considered the applicable CARES Act, CAA, ARPA and IR Act tax law changes in our tax provision for the three- and six-month periods ended July 30, 2022, and continue to evaluate the impact of these tax law changes on future periods.
Uncertain Tax Positions
The amount of income taxes we pay is subject to ongoing audits by taxing authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. As of the end of the second quarter of fiscal year 2022, the total liability for income tax associated with unrecognized tax benefits, including interest and penalties, was $4.0 million ($3.5 million, net of federal benefit). As of the end of fiscal year 2021, the total liability for income tax associated with unrecognized tax benefits, including interest and penalties, was $4.0 million ($3.5 million, net of federal benefit). Our effective tax rate will be affected by any portion of this liability we may recognize.
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
Note 14. Share-Based Compensation
Our share-based compensation expense, by award type, consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Restricted stock units	$253	$2,997	$754	$2,997
Restricted stock awards	1,613	553	3,290	553
Performance stock units	110	—	110	—
Stock options	169	72	363	72
Employee stock purchase plan	30	—	138	—
Remeasurement adjustments for incentive units	—	111,387	—	151,166
Share-based compensation before income taxes	2,175	115,009	4,655	154,788
Income tax detriment (benefit)	192	(785)	33	(785)
Share-based compensation expense after income taxes	$2,367	$114,224	$4,688	$154,003
On June 22, 2021, in connection with our IPO, the board of directors ("Board") adopted the Torrid Holdings Inc. 2021 Long-Term Incentive Plan (the "2021 LTIP"), for employees, consultants and directors. The 2021 LTIP provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") including performance-based restricted stock units ("PSUs"), stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards intended to align the interests of service providers, with those of our shareholders. As of the end of the second quarter of fiscal year 2022, 10,687,500 shares were authorized for issuance under the 2021 LTIP.
On June 22, 2021, in connection with our IPO, the Board adopted the Torrid Holdings Inc. 2021 Employee Stock Purchase Plan (the "ESPP"), intended to qualify under Section 423 of the U.S. Internal Revenue Code of 1986, as amended, in order to provide all of our eligible employees with a further incentive towards ensuring our success and accomplishing our corporate goals. The ESPP allows eligible employees to contribute up to 15% of their base earnings towards purchases of common stock, subject to an annual maximum. The purchase price is 85% of the lower of (i) the fair market value of the stock on the date of enrollment and (ii) the fair market value of the stock on the last day of the related purchase period.

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
During the three- and six-month periods ended July 31, 2021, we recognized share-based compensation expense of $111.4 million and $151.2 million, respectively, primarily due to an increase in the Torrid Holding LLC equity value.
RSUs
RSUs are awarded to certain employees, non-employee directors and consultants and entitle the grantee to receive shares of common stock at the end of a vesting period, subject to the employee's continued employment or service as a director or consultant. In general, RSUs vest in equal installments each year over 4 years.
Pursuant to the agreements we entered into with certain members of our management, upon completion of the IPO, such employees received one-time grants of RSUs ("IPO Awards") in an aggregate amount equal to $5.7 million. 50% of the IPO Awards were fully vested on the date of grant, and the remaining 50% vest in equal installments on the first, second and third anniversaries of the date of our IPO. These members of our management must remain employed by us through each vesting date in order to vest in the applicable portions of their IPO Awards. Consequently, we recognized $2.8 million of share-based compensation expense related to these IPO Awards upon the consummation of our IPO with the remainder recognized over the three-year vesting period.
PSUs are awarded to certain employees, non-employee directors and consultants and entitle the grantee to receive shares of common stock based on the achievement of various company performance targets and market conditions. In general, PSUs vest in equal installments over a three year period subject to the achievement of the performance targets or market conditions.

RSU activity, including IPO Awards and PSUs, under the 2021 LTIP consists of the following (in thousands except per share amounts):

	Shares	Weighted average grant date fair value per share
Nonvested, January 29, 2022	278	$26.75
Granted	706	$4.68
Vested	(58)	$27.00
Forfeited	(89)	$23.41
Nonvested, July 30, 2022	837	$8.41
As of the end of the second quarter of fiscal year 2022, unrecognized compensation expense related to unvested RSUs, including PSUs, was $6.6 million, which is expected to be recognized over a weighted average period of approximately 2.6 years.
The weighted average grant date fair value of PSUs granted during the six months ended July 30, 2022 was $3.33 per share and was estimated at the grant date using a Monte Carlo simulation following a Geometric Brownian Motion with the following weighted average assumptions:

Dividend yield	—%
Expected volatility(1)	70.2%
Risk-free interest rate(2)	2.93%
Expected term(3)	3.00 years
Grant date fair value per share	$3.33

(1)     The expected volatility is estimated based on the historical volatility of a select peer group of similar publicly traded companies for a term that is consistent with the expected term of the PSUs.
(2)    The risk-free interest rates are based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected term of the PSUs.
(3)    The expected term of the PSUs represents the time period from the grant date and the full vesting date.
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

Restricted stock award activity under the 2021 LTIP consists of the following (in thousands except per share amounts):

	Shares	Weighted average grant date fair value per share
Nonvested, January 29, 2022	532	$27.00
Granted	—
Vested	(120)	$27.00
Forfeited	—
Nonvested, July 30, 2022	412	$27.00

As of the end of the second quarter of fiscal year 2022, unrecognized compensation expense related to unvested restricted stock awards was $10.4 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Stock Options
Stock options generally vest in equal installments each year over 4 years and generally expire 10 years from the grant date.
Stock option activity under the 2021 LTIP consists of the following (in thousands except per share and contractual life amounts):

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, January 29, 2022	337	$21.03	9.4	$—
Granted	604	$5.70
Exercised	—
Forfeited	(120)	$17.64
Outstanding, July 30, 2022	821	$10.23	9.5	$—
Exercisable, July 30, 2022	57
The weighted average grant date fair value of stock option awards granted during the six months ended July 30, 2022, was $3.24 per option and was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield	—%
Expected volatility(1)	58.2%
Risk-free interest rate(2)	2.57%
Expected term(3)	6.25 years
Grant date fair value per share	$3.24

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
As of the end of the second quarter of fiscal year 2022, unrecognized compensation expense related to unvested stock options was $3.7 million, which is expected to be recognized over a weighted average period of approximately 3.5 years.
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
Indemnities, Commitments and Guarantees
During the ordinary course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to our board of directors and officers to the maximum extent permitted. Commitments include those given to various merchandise vendors and suppliers. From time to time, we have issued guarantees in the form of standby letters of credit as security for workers' compensation claims (our letters of credit are discussed in more detail in "Note 12—Debt Financing Arrangements"). The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated financial statements as no demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our condensed consolidated financial statements.

Note 16. Stockholders' Deficit
Torrid was formed on October 29, 2019 and capitalized on February 20, 2020. Torrid is authorized to issue 1.0 billion shares of common stock at $0.01 par value, and 5.0 million shares of preferred stock at $0.01 par value. Torrid had 103,601,333 shares of common stock and no shares of preferred stock issued and outstanding as of July 30, 2022. Historical periods prior to the formation of Torrid have been revised to reflect our current capital structure.
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
Note 17. Share Repurchases
On December 6, 2021, the Board authorized a new share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. As of July 30, 2022, we had approximately $44.9 million remaining under the repurchase program.
Share repurchase activity consists of the following (in thousands except share and per share amounts):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Number of shares repurchased	1,545,811	—	4,464,367	—
Total cost	$8,835	$—	$31,700	$—
Average per share cost including commissions	$5.72		$7.10

We have elected to retire shares repurchased to date. Shares retired become part of the pool of authorized but unissued shares. We have elected to record the purchase price of the retired shares in excess of par value, including transaction costs, directly as an increase in accumulated deficit.
Note 18. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period, inclusive of potentially dilutive common share equivalents outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. During the three- and six-month periods ended July 30, 2022, there were approximately 0.1 million potentially dilutive common share equivalents outstanding that were included in the computation of diluted earnings per share. During the three-month period ended July 30, 2022, there were approximately 0.9 million restricted stock awards and RSUs, including PSUs, and approximately 0.7 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved. During the six-month period ended July 30, 2022, there were approximately 0.7 million restricted stock awards and RSUs, including PSUs, and 0.6 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved. During the three- and six-month periods ended July 31, 2021, there were no potentially dilutive common share equivalents outstanding. During the three-month period ended July 31, 2021, there were approximately 0.3 million restricted stock awards and RSUs and approximately 0.1 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive. During the six-month period ended July 31, 2021, there were approximately 0.1 million restricted stock awards and RSUs and approximately 0.1 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive.

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
Financial assets and liabilities measured at fair value on a recurring basis as of the end of the second quarter of fiscal year 2022 consisted of the following (in thousands):

	July 30, 2022	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$26	$26	$—	$—
Total assets	$26	$26	$—	$—
Liabilities:
Deferred compensation plan liability (noncurrent)	$5,842	$—	$5,842	$—
Total liabilities	$5,842	$—	$5,842	$—
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
Note 20. Private Label Credit Card
We have an agreement with a third party, which is amended from time to time, to provide customers with private label credit cards ("Credit Card Agreement"). Each private label credit card bears the logo of the Torrid brand and can only be used at our store locations and on www.torrid.com. A third-party financing company is the sole owner of the accounts issued under the private label credit card program and absorbs the losses associated with non-payment by the private label card holders and a portion of any fraudulent usage of the accounts. Pursuant to the Credit Card Agreement, we receive marketing and promotional funds from the third-party financing company based on usage of the private label credit cards. These marketing and promotional funds are recorded as a reduction in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. During the three- and six-month periods ended July 30, 2022, these funds amounted to $12.6 million and $17.4 million, respectively, related to these private label credit cards. During the three- and six-month periods ended July 31, 2021, these funds amounted to $4.6 million and $9.3 million, respectively.
Note 21. Deferred Compensation Plan
On August 1, 2015, we established the Torrid LLC Management Deferred Compensation Plan ("Deferred Compensation Plan") for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, as amended. All deferrals and associated earnings are our general unsecured obligations. We may at our discretion contribute certain amounts to eligible employees' accounts. To the extent participants are ineligible to receive contributions from participation in our 401(k) Plan (as defined in "Note 22—Employee Benefit Plan"), we may contribute 50% of the first 4% of participants' eligible contributions into their Deferred Compensation Plan accounts. As of the end of the second quarter of fiscal year 2022 and as of the end of fiscal year 2021, we did not have any assets of the Deferred Compensation Plan and the associated liabilities were $6.7 million and $7.2 million, respectively, included in our condensed consolidated balance sheets. As of the end of the second quarter of fiscal year 2022, $0.9 million of the $6.7 million Deferred Compensation Plan liabilities were included in accrued and other current liabilities in our condensed consolidated balance sheets. As of the end of fiscal year 2021, $0.4 million of the $7.2 million Deferred Compensation Plan Liabilities were included in accrued and other current liabilities in our condensed consolidated balance sheets.
Note 22. Employee Benefit Plan
On August 1, 2015, we adopted the Torrid 401(k) Plan ("401(k) Plan"). All employees who have been employed by us for at least 200 hours and are at least 21 years of age are eligible to participate. Employees may contribute up to 80% of their eligible compensation to the 401(k) Plan, subject to a statutorily prescribed annual limit. We may at our discretion contribute certain amounts to eligible employees' accounts. We may contribute 50% of the first 4% of participants' eligible contributions into their 401(k) Plan accounts. During the three- and six-month periods ended July 30, 2022, we contributed $0.2 million and $0.4 million, respectively, to eligible employees' 401(k) Plan accounts. During the three- and six-month periods ended July 31, 2021, we contributed $0.2 million and $0.3 million, respectively, to eligible employees' 401(k) Plan accounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section entitled "Risk Factors."
Overview
Torrid is a direct-to-consumer brand of apparel, intimates and accessories in North America, targeting the 25- to 40-year- old woman who is curvy and wears sizes 10 to 30. Torrid is focused on fit and offers high quality products across a broad assortment that includes tops, bottoms, denim, dresses, intimates, activewear, footwear and accessories. Our proprietary product offering delivers a superior fit for the curvy woman that makes her love the way she looks and feels. Our style is unapologetically youthful and sexy and we are maniacally focused on fit. We believe our customer values the appeal and versatility of our curated product assortment that helps her look her best for any occasion, including weekend, casual, work and dressy, all at accessible price points. Through our product and brand experience we connect with customers in a way that other brands, many of which treat plus-size customers as an after-thought, have not.
Key Financial and Operating Metrics
We use the following metrics to assess the progress of our business, inform how we allocate our time and capital, and assess the near-term and longer-term performance of our business.

	July 30, 2022	July 31, 2021
Number of stores (as of end of period)	627	608

	Three Months Ended		Six Months Ended
	(in thousands, except percentages)
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Comparable sales	1%	30%	—%	60%
Net income	$22,710	$38,787	$46,776	$51,712
Adjusted EBITDA(A)	$52,088	$86,516	$103,867	$162,227

(A)Please refer to "Results of Operations" for a reconciliation of net income to Adjusted EBITDA.
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
Adjusted EBITDA. Adjusted EBITDA is a supplemental measure of our operating performance that is neither required by, nor presented in accordance with GAAP and our calculation thereof may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA represents GAAP net income (loss) plus interest expense less interest income, net of other expense (income), plus provision for less (benefit from) income taxes, depreciation and amortization ("EBITDA"), and share-based compensation, non-cash deductions and charges and other expenses. We believe Adjusted EBITDA facilitates operating performance comparisons from period to period by isolating the effects of certain items that vary from period to period without any correlation to ongoing operating performance. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting the overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and, as such, use it internally to report and analyze our results and as a benchmark to determine certain non-equity incentive payments made to executives.
Adjusted EBITDA has limitations as an analytical tool. This measure is not a measurement of our financial performance under GAAP and should not be considered in isolation or as an alternative to or substitute for net income (loss), income (loss) from operations or any other performance measures determined in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Among other limitations, Adjusted EBITDA does not reflect:

•interest expense;
•interest income, net of other expense (income);
•provision for income taxes;
•depreciation and amortization;
•share-based compensation;
•non-cash deductions and charges; and
•other expenses.
Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q in the section titled "Risk Factors."
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
Customer Migration from Single to Omni-channel. We have a history of converting customers from single-channel customers to omni-channel customers, defined as active customers who shopped both online and in-store within the last twelve months. Customers that shop across multiple channels purchase from us more frequently and spent approximately 3.4 times more per year than our single-channel customer during fiscal year 2021.
Overall Economic Trends. Consumer purchases of clothing generally remain constant or may increase during stable economic periods and decline during recessionary periods, inflationary periods and other periods when disposable income is adversely affected. Consequently, our results of operations during any given period are often impacted by the overall economic conditions in the markets which we operate. Additionally, the COVID-19 pandemic may continue to have a materially adverse impact on the macroeconomic environment in the United States as well as our results of operations.
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
Results of Operations
Three-Months Ended July 30, 2022 Compared to Three-Months Ended July 31, 2021
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	July 30, 2022	% of Net Sales	July 31, 2021	% of Net Sales
Net sales	$340,876	100.0%	$332,870	100.0%
Cost of goods sold	222,030	65.1%	183,150	55.0%
Gross profit	118,846	34.9%	149,720	45.0%
Selling, general and administrative expenses	65,928	19.3%	179,041	53.8%
Marketing expenses	13,502	4.0%	10,728	3.2%
Income (loss) from operations	39,416	11.6%	(40,049)	(12.0)%
Interest expense	6,697	2.0%	12,662	3.8%
Interest income, net of other expense	48	0.0%	49	0.0%
Income (loss) before provision for income taxes	32,671	9.6%	(52,760)	(15.8)%
Provision for (benefit from) income taxes	9,961	2.9%	(91,547)	(27.5)%
Net income	$22,710	6.7%	$38,787	11.7%

The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended
	July 30, 2022	July 31, 2021
Net income	$22,710	$38,787
Interest expense	6,697	12,662
Interest income, net of other expense	48	49
Provision for (benefit from) income taxes	9,961	(91,547)
Depreciation and amortization(A)	8,871	8,574
Share-based compensation(B)	2,175	115,009
Non-cash deductions and charges(C)	1,626	35
Other expenses(D)	—	2,947
Adjusted EBITDA	$52,088	$86,516

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

Net Sales
Net sales increased $8.0 million, or 2.4%, to $340.9 million for the three months ended July 30, 2022, from $332.9 million for the three months ended July 31, 2021. This increase was primarily driven by an increase in sales transactions, partially offset by a decrease in average sales transaction value relative to the three months ended July 31, 2021, as a result of increased promotional activity. The total number of stores we operate increased by 19 stores, or 3.1%, to 627 stores as of July 30, 2022, from 608 stores as of July 31, 2021.
Gross Profit
Gross profit for the three months ended July 30, 2022 decreased $30.9 million, or 20.6%, to $118.8 million, from $149.7 million for the three months ended July 31, 2021. This decrease was primarily due to higher net sales volumes associated with the increase in sales transactions and an increase in product costs that resulted in a $28.9 million decrease in merchandise margin. Gross profit as a percentage of net sales decreased 10.1% to 34.9% for the three months ended July 30, 2022 from 45.0% for the three months ended July 31, 2021. This decrease was primarily driven by lower merchandise margin rate driven by increased promotional activity, product costs and e-Commerce shipping costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended July 30, 2022 decreased $113.1 million, or 63.2%, to $65.9 million, from $179.0 million for the three months ended July 31, 2021. The decrease was primarily due to a $112.8 million decrease in share-based compensation expense and an $8.0 million increase in marketing and promotional funds received from the third-party financing company for our private label credit cards, partially offset by increases in store and e-Commerce payroll costs of $5.4 million. The decrease in share-based compensation expense during the three months ended July 30, 2022, was due to an increase in the Torrid Holding LLC equity value during the three months ended July 31, 2021. Selling, general and administrative expenses as a percentage of net sales decreased by 34.5% to 19.3% for the three months ended July 30, 2022 from 53.8% for the three months ended July 31, 2021. This decrease was driven by decreased share-based compensation expense and an increase in marketing and promotional funds received from the third-party financing company for our private label credit cards, partially offset by increases in store and e-Commerce payroll costs.

Marketing Expenses
Marketing expenses for the three months ended July 30, 2022 increased $2.8 million, or 25.9%, to $13.5 million, from $10.7 million for the three months ended July 31, 2021. This increase was primarily due to increased television and creative marketing. Marketing expenses as a percentage of net sales increased by 0.8% to 4.0% during the three months ended July 30, 2022 from 3.2% during the three months ended July 31, 2021. This increase was driven by increased television and creative marketing.
Interest Expense
Interest expense was $6.7 million for the three months ended July 30, 2022, compared to $12.7 million for the three months ended July 31, 2021. The decrease was primarily due to the write-off of $5.2 million of unamortized deferred financing costs and OID when we repaid the Amended Term Loan Credit Agreement, and the $2.1 million prepayment penalty during the three months ended July 31, 2021.
Provision for (Benefit from) Income Taxes
The provision for income taxes was $10.0 million for the three months ended July 30, 2022, compared to a benefit from income taxes of $91.5 million for the three months ended July 31, 2021. Our effective tax rate was 30.5% for the three months ended July 30, 2022 and 173.5% for the three months ended July 31, 2021. The unconventional effective tax rate for the three months ended July 31, 2021 was primarily due to the increase in the amount of non-deductible items associated with share-based compensation, relative to loss before provision for income taxes for the three months ended July 31, 2021. The increase in the amount of non-deductible items associated with share-based compensation during the three months ended July 31, 2021 was driven by a $111.4 million remeasurement adjustment related to the increase in the value of the incentive units as indicated by the Torrid Holding LLC equity value as of June 30, 2021, following the pricing of our IPO.

Six Months Ended July 30, 2022 Compared to Six Months Ended July 31, 2021
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Six Months Ended
	July 30, 2022	% of Net Sales	July 31, 2021	% of Net Sales
Net sales	$669,285	100.0%	$658,617	100.0%
Cost of goods sold	425,293	63.5%	$363,965	55.3%
Gross profit	243,992	36.5%	294,652	44.7%
Selling, general and administrative expenses	133,359	20.0%	288,954	43.9%
Marketing expenses	31,476	4.7%	20,253	3.0%
Income (loss) from operations	79,157	11.8%	(14,555)	(2.2)%
Interest expense	12,961	1.9%	17,286	2.6%
Interest income, net of other expense (income)	76	0.0%	(60)	0.0%
Income (loss) before provision for income taxes	66,120	9.9%	(31,781)	(4.8)%
Provision for (benefit from) income taxes	19,344	2.9%	(83,493)	(12.7)%
Net income	$46,776	7.0%	$51,712	7.9%
The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (dollars in thousands):

	Six Months Ended
	July 30, 2022	July 31, 2021
Net income	$46,776	$51,712
Interest expense	12,961	17,286
Interest income, net of other expense	76	(60)
Provision for (benefit from) income taxes	19,344	(83,493)
Depreciation and amortization(A)	18,132	17,143
Share-based compensation(B)	4,655	154,788
Non-cash deductions and charges(C)	1,935	70
Other expenses(D)	(12)	4,781
Adjusted EBITDA	$103,867	$162,227

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

Net Sales
Net sales increased $10.7 million, or 1.6%, to $669.3 million for the six months ended July 30, 2022, from $658.6 million for the six months ended July 31, 2021. This increase was primarily driven by an increase in sales transactions, partially offset by a decrease in average sales transaction value relative to the six months ended July 31, 2021, as a result of increased promotional activity. The total number of stores we operate increased by 19 stores, or 3.1%, to 627 stores as of July 30, 2022, from 608 stores as of July 31, 2021.
Gross Profit
Gross profit for the six months ended July 30, 2022, decreased $50.7 million, or 17.2%, to $244.0 million, from $294.7 million for the six months ended July 31, 2021. This decrease was primarily due to higher net sales volumes associated with the increase in sales transactions and an increase in product costs that resulted in a $48.1 million decrease in merchandise margin. Gross profit as a percentage of net sales decreased 8.3% to 36.5% for the six months ended July 30, 2022, from 44.7% for the six months ended July 31, 2021. This decrease was primarily driven by lower merchandise margin rate driven by increased promotional activity, product costs and e-Commerce shipping costs and increased distribution costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended July 30, 2022, decreased $155.6 million, or 53.8%, to $133.4 million, from $289.0 million for the six months ended July 31, 2021. The decrease was primarily due to a $150.1 million decrease in share-based compensation expense, a $13.4 million decrease in performance bonuses and an $8.1 million increase in marketing and promotional funds received from the third-party financing company for our private label credit cards, partially offset by increases in store and e-Commerce payroll costs of $11.0 million and other store operating costs of $3.3 million. The decrease in share-based compensation expense during the six months ended July 30, 2022 was due to an increase in the Torrid Holding LLC equity value during the six months ended July 31, 2021. Selling, general and administrative expenses as a percentage of net sales decreased by 23.9% to 20.0% for the six months ended July 30, 2022, from 43.9% for the six months ended July 31, 2021. This decrease was driven by decreased share-based compensation expense and performance bonuses and an increase in marketing and promotional funds received from the third-party financing company for our private label credit cards, partially offset by increases in store and e-Commerce payroll costs and other store operating costs.
Marketing Expenses
Marketing expenses for the six months ended July 30, 2022, increased $11.2 million, or 55.4%, to $31.5 million, from $20.3 million for the six months ended July 31, 2021. This increase was primarily due to increased television, digital, store and brand marketing, partially offset by decreased direct mail program spend. Marketing expenses as a percentage of net sales increased by 1.7% to 4.7% during the six months ended July 30, 2022, from 3.0% during the six months ended July 31, 2021. This increase was driven by increased television, digital and creative marketing, partially offset by decreased direct mail program spend.
Interest Expense
Interest expense was $13.0 million for the six months ended July 30, 2022, compared to $17.3 million for the six months ended July 31, 2021. The decrease was primarily due to the write-off of $5.2 million of unamortized deferred financing costs and OID when we repaid the Amended Term Loan Credit Agreement, and the $2.1 million prepayment penalty during the six months ended July 31, 2021.
Provision for (Benefit from) Income Taxes
The provision for income taxes for the six months ended July 30, 2022 was $19.3 million, compared to a benefit from income taxes of $83.5 million for the six months ended July 31, 2021. Our effective tax rate was 29.3% for the six months ended July 30, 2022, and 262.7% for the six months ended July 31, 2021. The unconventional effective tax rate for the six months ended July 31, 2021 was primarily due to the increase in the amount of non-deductible items associated with share-based compensation, relative to loss before provision for income taxes for six months ended July 31, 2021. The increase in the amount of non-deductible items associated with share-based compensation during the six months ended July 31, 2021 was driven by a $111.4 million remeasurement adjustment related to the increase in the value of the incentive units as indicated by the Torrid Holding LLC equity value as of June 30, 2021, following the pricing of our IPO.

Liquidity and Capital Resources
General
Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our Existing ABL Facility, as amended. Availability under the Existing ABL Facility, as amended, as of the end of the second quarter of fiscal year 2022, was $138.5 million, which reflects borrowings of $6.0 million. Our primary cash needs are for merchandise inventories, payroll, rent for our stores, headquarters and distribution center, capital expenditures associated with opening new stores and updating existing stores, logistics and information technology. We also need cash to make discretionary repurchases of our common stock, and fund our interest and principal payments on the New Term Loan Credit Agreement. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities. We believe that cash generated from operations and the availability of borrowings under our Existing ABL Facility, as amended, or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our Existing ABL Facility, as amended, or otherwise to enable us to service our indebtedness, or to make capital expenditures in the future. Our future operating performance and our ability to service or extend our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
Cash Flow Analysis
A summary of operating, investing and financing activities are shown in the following table (dollars in thousands):

	Six Months Ended
	July 30, 2022	July 31, 2021
Net cash provided by operating activities	$44,293	$106,478
Net cash used in investing activities	(11,444)	(5,891)
Net cash used in financing activities	(38,826)	(172,954)
Net Cash Provided By Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization and share-based compensation, the effect of working capital changes, taxes paid and lease incentives received from landlords.
Net cash provided by operating activities during the six months ended July 30, 2022 was $44.3 million compared to $106.5 million during the six months ended July 31, 2021. The decrease in cash provided by operating activities during the six months ended July 30, 2022 was primarily as a result of a decrease in share-based compensation expense added back to cash provided by operating activities as a non-cash adjustment and a decrease in accrued and other current liabilities, partially offset by a net increase in cash added back to cash provided by operating activities related to income taxes receivable, prepaid income taxes and income taxes payable. The decrease in accrued and other current liabilities was primarily as a result of decreases in accrued payroll and related expenses and accrued inventory-in-transit. The decrease in share-based compensation expense during the six months ended July 30, 2022 was due to an increase in Torrid Holding LLC's equity value during the six months ended July 31, 2021.
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
Net cash flows used in investing activities during the six months ended July 30, 2022 was $11.4 million, compared to $5.9 million during the six months ended July 31, 2021. The increase in cash used in investing activities was primarily as a result of an increase in capital expenditures related to the opening of new stores and store relocations and investments in our West Jefferson, Ohio distribution center during the six months ended July 30, 2022, compared to the six months ended July 31, 2021.

Net Cash Used In Financing Activities
Financing activities consist primarily of (i) borrowings and repayments related to our Existing ABL Facility, as amended, (ii) borrowings and repayments related to the New Term Loan Credit Agreement and (iii) repurchases and retirement of our common stock.
Net cash used in financing activities during the six months ended July 30, 2022 was $38.8 million compared to $173.0 million during the six months ended July 31, 2021. The decrease in net cash used in financing activities is primarily as a result of the following activities during the six months ended July 30, 2022: (i) the absence of the $300.0 million capital distribution to Torrid Holding LLC, (ii) the absence of the $212.8 million repayment of the Amended Term Loan Credit Agreement and related costs and (iii) $6.0 million net borrowing from the Existing ABL Facility, as amended, partially offset by repurchases and retirement of common stock of $31.7 million and the absence of the $340.5 million proceeds received during the six months ended July 31, 2021 from the New Term Loan Credit agreement.
Debt Financing Arrangements
As of July 30, 2022, we had $328.9 million of outstanding indebtedness, net of unamortized original issue discount and debt financing costs, consisting of term loans under the New Term Loan Credit Agreement. As of July 30, 2022, we had $6.0 million of borrowings under the Existing ABL Facility, as amended. Please refer to "Note 12—Debt Financing Arrangements" for further discussion regarding our indebtedness.

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
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective as of July 30, 2022, to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes during the three months ended July 30, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 6, 2021, the Board authorized a new share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. As of July 30, 2022, we had approximately $44.9 million remaining under the repurchase program.

The following is a summary of our repurchases of common shares during the three months ended July 30, 2022 (in thousands, except share and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In thousands)
May 1 - May 28	1,107,306	$5.72	1,107,306	$47,450
May 29 - July 2	438,505	$5.71	438,505	$44,947
July 3 - July 30	—		—	$44,947
Total share repurchases	1,545,811	$5.72	1,545,811

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Torrid Holdings Inc., dated July 6, 2021.	8-K	July 6, 2021	3.1
3.2	Amended and Restated Bylaws of Torrid Holdings Inc., dated as of July 6, 2021.	8-K	July 6, 2021	3.2
10.1+	Employment Agreement by and between Tim Martin and Torrid Holdings Inc., dated as of August 1, 2022	8-K	August 3, 2022	10.1
10.2+	Amendment No. 1 to Employment Agreement by and among Torrid LLC, Torrid Holdings Inc. and Elizabeth Muñoz, dated as of May 2, 2022	8-K	May 4, 2022	10.1
10.3+	Employment Agreement by and between Lisa M. Harper and Torrid Holdings Inc., dated as of May 3, 2022	8-K	May 4, 2022	10.2
10.4+	Performance Stock Unit Agreement by and between Lisa M. Harper and Torrid Holdings Inc., dated as of May 3, 2022	8-K	May 4, 2022	10.3
10.5*	First Amendment to the Services Agreement between Torrid LLC and Hot Topic Inc., dated July 31, 2022
10.6+*	Form of Performance Stock Unit Agreement
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in City of Industry, California on September 7, 2022.

Torrid Holdings Inc.

By:	/s/ Lisa Harper
Name:	Lisa Harper
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Chinwe Abaelu
Name:	Chinwe Abaelu
Title:	SVP, Chief Accounting Officer
(Principal Financial and Accounting Officer)