Form 10-Q
period 2022-10-29
Torrid Holdings Inc.
filed 2022-12-08
CIK 1792781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of December 5, 2022, there were approximately 103,659,642 shares of the registrant's common stock outstanding.

Table of Contents

		PAGE
	Part I - Financial Information
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of October 29, 2022 and January 29, 2022	5
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended October 29, 2022 and October 30, 2021	6
	Condensed Consolidated Statements of Stockholders' Deficit for the nine months ended October 29, 2022 and October 30, 2021	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended October 29, 2022 and October 30, 2021	9
	Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
	Part II - Other Information
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
Signatures		39

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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	October 29, 2022	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$18,559	$29,025
Restricted cash	318	262
Inventory	199,877	170,608
Prepaid expenses and other current assets	23,464	14,686
Prepaid income taxes	1,153	6,345
Total current assets	243,371	220,926
Property and equipment, net	115,745	127,565
Operating lease right-of-use assets	181,701	209,637
Deposits and other noncurrent assets	10,234	7,100
Deferred tax assets	4,873	4,873
Intangible asset	8,400	8,400
Total assets	$564,324	$578,501
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$109,336	$77,448
Accrued and other current liabilities	102,085	138,708
Operating lease liabilities	46,211	45,716
Borrowings under credit facility	2,150	—
Current portion of term loan	16,144	20,519
Due to related parties	15,486	14,622
Income taxes payable	3,093	—
Total current liabilities	294,505	297,013
Noncurrent operating lease liabilities	176,721	207,049
Term loan	308,733	320,841
Deferred compensation	4,172	6,873
Other noncurrent liabilities	9,277	5,044
Total liabilities	793,408	836,820
Commitments and contingencies (Note 15)
Stockholders' deficit
Common shares: $0.01 par value; 1,000,000,000 shares authorized; 103,641,356 shares issued and outstanding at October 29, 2022; 107,857,625 shares issued and outstanding at January 29, 2022	1,036	1,078
Additional paid-in capital	125,646	118,286
Accumulated deficit	(355,362)	(377,759)
Accumulated other comprehensive (loss) income	(404)	76
Total stockholders' deficit	(229,084)	(258,319)
Total liabilities and stockholders' deficit	$564,324	$578,501
The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended October 29, 2022	Three Months Ended October 30, 2021	Nine Months Ended October 29, 2022	Nine Months Ended October 30, 2021
Net sales	$290,034	$306,241	$959,319	$964,858
Cost of goods sold	198,263	181,094	623,556	545,059
Gross profit	91,771	125,147	335,763	419,799
Selling, general and administrative expenses	59,180	66,399	192,539	355,353
Marketing expenses	12,638	15,023	44,114	35,276
Income from operations	19,953	43,725	99,110	29,170
Interest expense	8,390	6,104	21,351	23,390
Interest income, net of other expense (income)	147	(12)	223	(72)
Income before provision for income taxes	11,416	37,633	77,536	5,852
Provision for income taxes	4,139	96,535	23,483	13,042
Net income (loss)	$7,277	$(58,902)	$54,053	$(7,190)
Comprehensive income (loss):
Net income (loss)	$7,277	$(58,902)	$54,053	$(7,190)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(465)	45	(480)	235
Total other comprehensive (loss) income	(465)	45	(480)	235
Comprehensive income (loss)	$6,812	$(58,857)	$53,573	$(6,955)
Net earnings (loss) per share:
Basic	$0.07	$(0.54)	$0.52	$(0.07)
Diluted	$0.07	$(0.54)	$0.52	$(0.07)
Weighted average number of shares:
Basic	103,623	110,078	104,560	110,031
Diluted	103,805	110,078	104,695	110,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
(In thousands)

	Nine Months Ended October 29, 2022
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount
Balance at January 29, 2022	107,858	$1,078	$118,286	$(377,759)	$76	$(258,319)
Net income	—	—	—	24,066	—	24,066
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards	39	—	(178)	—	—	(178)
Share-based compensation	—	—	2,480	—	—	2,480
Repurchase and retirement of common stock	(2,919)	(29)	—	(22,836)	—	(22,865)
Other comprehensive loss	—	—	—	—	(40)	(40)
Balance at April 30, 2022	104,978	1,049	120,588	(376,529)	36	(254,856)
Net income	—	—	—	22,710	—	22,710
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	74	1	(227)	—	—	(226)
Issuance of common shares related to employee stock purchase plan	95	1	350	—	—	351
Share-based compensation	—	—	2,175	—	—	2,175
Repurchase and retirement of common stock	(1,546)	(15)	—	(8,820)	—	(8,835)
Other comprehensive income	—	—	—	—	25	25
Balance at July 30, 2022	103,601	1,036	122,886	(362,639)	61	(238,656)
Net income	—	—	—	7,277	—	7,277
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	40	—	(153)	—	—	(153)
Share-based compensation	—	—	2,913	—	—	2,913
Other comprehensive loss	—	—	—	—	(465)	(465)
Balance at October 29, 2022	103,641	$1,036	$125,646	$(355,362)	$(404)	$(229,084)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
(In thousands)

	Nine Months Ended October 30, 2021
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Deficit
	Shares	Amount
Balance at January 30, 2021	110,000	$1,100	$10,326	$(74,591)	$(8)	$(63,173)
Net income	—	—	—	12,925	—	12,925
Capital contribution from Torrid Holding LLC for incentive units	—	—	39,779	—	—	39,779
Other comprehensive income	—	—	—	—	211	211
Balance at May 1, 2021	110,000	1,100	50,105	(61,666)	203	(10,258)
Net income	—	—	—	38,787	—	38,787
Capital distribution to Torrid Holding LLC	—	—	(50,105)	(249,895)	—	(300,000)
Capital contribution from Torrid Holding LLC for incentive units	—	—	111,387	—	—	111,387
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	56	1	(1,111)	—	—	(1,110)
Share-based compensation	—	—	3,622	—	—	3,622
Other comprehensive loss	—	—	—	—	(21)	(21)
Balance at July 31, 2021	110,056	1,101	113,898	(272,774)	182	(157,593)
Net loss	—	—	—	(58,902)	—	(58,902)
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards	35	—	(575)	—	—	(575)
Share-based compensation	—	—	2,450	—	—	2,450
Other comprehensive income	—	—	—	—	45	45
Balance at October 30, 2021	110,091	$1,101	$115,773	$(331,676)	$227	$(214,575)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended October 29, 2022	Nine Months Ended October 30, 2021
OPERATING ACTIVITIES
Net income (loss)	$54,053	$(7,190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write down of inventory	1,750	510
Operating right-of-use assets amortization	31,209	31,010
Depreciation and other amortization	28,120	26,790
Write off of unamortized original issue discount and deferred financing costs for Amended Term Loan Credit Agreement	—	5,231
Share-based compensation	7,568	157,238
Deferred taxes	—	1,534
Other	(603)	106
Changes in operating assets and liabilities:
Inventory	(31,341)	(53,347)
Prepaid expenses and other current assets	(8,778)	(2,448)
Prepaid income taxes	5,192	(26,813)
Deposits and other noncurrent assets	(3,255)	(3,152)
Accounts payable	31,447	11,046
Accrued and other current liabilities	(35,824)	29,986
Operating lease liabilities	(31,230)	(36,945)
Other noncurrent liabilities	4,345	189
Deferred compensation	(2,701)	490
Due to related parties	864	354
Income taxes payable	3,093	(9,336)
Net cash provided by operating activities	53,909	125,253
INVESTING ACTIVITIES
Purchases of property and equipment	(17,087)	(11,342)
Net cash used in investing activities	(17,087)	(11,342)
FINANCING ACTIVITIES
Capital distribution to Torrid Holding LLC	—	(300,000)
Proceeds from revolving credit facility	632,125	—
Principal payments on revolving credit facility	(629,975)	—
Deferred financing costs for revolving credit facility	—	(688)
Repurchase of common stock	(31,700)	—
Principal payments on New Term Loan Credit Agreement and repayment of Amended Term Loan Credit Agreement and related costs	(17,500)	(212,775)
Proceeds from New Term Loan Credit Agreement, net of original issue discount and deferred financing costs	—	340,509
Proceeds from issuances under share-based compensation plans	613	225
Withholding tax payments related to vesting of restricted stock units and awards	(558)	(1,685)
Net cash used in financing activities	(46,995)	(174,414)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(237)	(601)
Decrease in cash, cash equivalents and restricted cash	(10,410)	(61,104)
Cash, cash equivalents and restricted cash at beginning of period	29,287	123,215
Cash, cash equivalents and restricted cash at end of period	$18,877	$62,111
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest related to the revolving credit facility and term loans	$14,158	$16,303
Cash paid during the period for income taxes	$15,219	$47,133
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued liabilities	$3,355	$4,496
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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 and each fiscal year is generally comprised of four 13-week quarters (although in years with 53 weeks, the fourth quarter is comprised of 14 weeks). Fiscal years 2022 and 2021 are 52-week years. Fiscal years are identified according to the calendar year in which they begin. For example, references to "fiscal year 2022" or similar references refer to the fiscal year ending January 28, 2023. References to the third quarter of fiscal years 2022 and 2021 and to the three- and nine-month periods ended October 29, 2022 and October 30, 2021, respectively, refer to the 13- and 39-week periods then ended.

Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three- and nine-month periods ended October 29, 2022 and October 30, 2021 are not necessarily indicative of the results that may be expected for any future interim periods, the fiscal year ending January 28, 2023, or for any future year.
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
Description of Business
We are a direct-to-consumer brand of apparel, intimates and accessories targeting the 25- to 40-year-old woman who wears sizes 10 to 30. We generate revenues primarily through our e-Commerce platform www.torrid.com and our stores in the United States of America, Puerto Rico and Canada.
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
Segment Reporting
We have determined that we have one reportable segment, which includes the operation of our e-Commerce platform and stores. The single segment was identified based on how the Chief Operating Decision Maker, who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources. Revenues and long-lived assets related to our operations in Canada and Puerto Rico during the three- and nine-month periods ended October 29, 2022 and October 30, 2021, and as of the end of the same periods, were not material, and therefore are not reported separately from domestic revenues and long-lived assets.
Store Pre-Opening Costs
Costs incurred in connection with the opening of new stores, store remodels or relocations are expensed as incurred in selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss). We incurred $0.2 million and $0.7 million of pre-opening costs during the three- and nine-month periods ended October 29, 2022, respectively. The amounts incurred during the three- and nine-month periods ended October 30, 2021 were $0.5 million.
Note 2. Accounting Standards
Recently Adopted Accounting Standards during the Nine-Month Period Ended October 29, 2022
We did not adopt any new accounting standards during the nine-month period ended October 29, 2022.
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
Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	October 29, 2022	January 29, 2022
Prepaid and other information technology expenses	8,903	5,692
Prepaid advertising	894	700
Prepaid casualty insurance	3,895	3,050
Other	9,772	5,244
Prepaid expenses and other current assets	$23,464	$14,686
Note 5. Property and Equipment
Property and equipment are summarized as follows (in thousands):

	October 29, 2022	January 29, 2022
Property and equipment, at cost
Leasehold improvements	$172,724	$168,084
Furniture, fixtures and equipment	111,842	108,261
Software and licenses	14,097	15,356
Construction-in-progress	4,185	4,743
	302,848	296,444
Less: Accumulated depreciation and amortization	(187,103)	(168,879)
Property and equipment, net	$115,745	$127,565
We recorded depreciation expense related to our property and equipment in the amounts of $8.9 million and $27.0 million during the three- and nine-month periods ended October 29, 2022, respectively. We recorded depreciation expense related to our property and equipment in the amounts of $8.5 million and $25.6 million during the three- and nine-month periods ended October 30, 2021, respectively.
We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. During the three- and nine-month periods ended October 29, 2022 and October 30, 2021, we did not recognize any impairment charges.
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

Deferred implementation costs incurred in cloud computing arrangements that are service contracts are summarized as follows (in thousands):

	October 29, 2022	January 29, 2022
Internal use of third party hosted software, gross	$16,464	$11,877
Less: Accumulated amortization	(5,916)	(3,892)
Internal use of third party hosted software, net	$10,548	$7,985
During the three- and nine-month periods ended October 29, 2022, we amortized approximately $0.9 million and $2.0 million, respectively, of implementation costs incurred in cloud computing arrangements that are service contracts. During the three- and nine-month periods ended October 30, 2021, we amortized approximately $0.4 million and $1.1 million, respectively, of implementation costs incurred in cloud computing arrangements that are service contracts.
Note 7. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	October 29, 2022	January 29, 2022
Accrued payroll and related expenses	$15,203	$31,194
Accrued inventory-in-transit	15,279	37,156
Accrued loyalty program	13,206	13,481
Accrued sales return allowance	6,108	4,347
Gift cards	8,394	11,695
Deferred revenue	1,317	2,879
Accrued sales and use tax	4,436	4,136
Accrued freight	6,442	6,048
Term loan interest payable	7,620	1,762
Accrued marketing	4,978	5,419
Accrued self-insurance liabilities	2,733	2,891
Other	16,369	17,700
Accrued and other current liabilities	$102,085	$138,708
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
Our lease costs during the three- and nine-month periods ended October 29, 2022 and October 30, 2021 consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Operating (fixed) lease cost	$13,413	$12,341	$38,874	$37,348
Short-term lease cost	55	20	150	50
Variable lease cost	4,557	5,104	13,411	15,400
Total lease cost	$18,025	$17,465	$52,435	$52,798
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
As of the end of fiscal year 2021, we had received substantially all of the lease concessions negotiated in response to the COVID-19 pandemic and as a result, deferred fixed lease payments during the three- and nine-months ended October 29, 2022 were not material. We did not record any reduction to lease costs during the three- and nine-months ended October 29, 2022. During the three- and nine-month periods ended October 30, 2021 we recorded reductions to lease costs of $0.2 million and $1.2 million, respectively, as a result of negotiated lease concessions.
Other supplementary information related to our leases is reflected in the table below (in thousands except lease term and discount rate data):

	Nine Months Ended
	October 29, 2022	October 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$43,287	$43,663
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,458	$9,056
Decrease in right-of-use assets resulting from operating lease modifications or remeasurements	$8,243	$3,106
Weighted average remaining lease term - operating leases	6 years	6 years
Weighted average discount rate - operating leases	6%	6%
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
Our revenue, disaggregated by product category, consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Apparel	$255,404	$277,276	$857,884	$889,369
Non-apparel	34,630	28,965	101,435	75,489
Total net sales	$290,034	$306,241	$959,319	$964,858
Amounts within Apparel include revenues earned from the sale of tops, bottoms, dresses, intimates, sleep wear, swim wear and outerwear. Amounts within Non-apparel include revenues earned from the sale of accessories, footwear and beauty.
We recognize a contract liability when we receive consideration from a customer before our performance obligations under the terms of a contract or an implied arrangement with the customer are satisfied. During the nine-month period ended October 29, 2022, we recognized revenue of approximately $10.8 million and $7.1 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2022. During the nine-month period ended October 30, 2021, we recognized revenue of approximately $10.1 million and $4.7 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2021.
Note 10. Loyalty Program
We operate our loyalty program, Torrid Rewards, in all our stores and on www.torrid.com. Under this program, customers accumulate points based on purchase activity and qualifying non-purchase activity. Upon reaching a certain point level, customers can earn awards that may only be redeemed for merchandise. Unredeemed points typically expire after 13 months without additional purchase and qualifying non-purchase activity and unredeemed awards typically expire 45 days after issuance. We use historical redemption rates to estimate the value of future award redemptions and we recognize the estimated value of these future awards as a reduction of revenue in the condensed consolidated statements of operations and comprehensive income (loss) in the period the points are earned by the customer. As of the end of the third quarter of fiscal year

2022 and as of the end of fiscal year 2021, we had $13.2 million and $13.5 million, respectively, in deferred revenue related to our loyalty program included in accrued and other current liabilities in the condensed consolidated balance sheets. During the three- and nine periods ended October 29, 2022, we recorded $0.4 million and $0.3 million, respectively, as a benefit to net sales. During the three- and nine-month periods ended October 30, 2021, we recorded $0.8 million and $2.1 million, respectively, as a reduction of net sales. Actual results may differ from our estimates, resulting in changes to net sales.
Note 11. Related Party Transactions
Services Agreements with Hot Topic
Hot Topic Inc. ("Hot Topic") is an entity indirectly controlled by affiliates of Sycamore. From June 2, 2017 until its termination on March 21, 2019, we had a services agreement ("Third Party Services Agreement") with Hot Topic, pursuant to which Hot Topic provided us (or caused applicable third parties to provide) certain services, including information technology, distribution and logistics management, real estate leasing and construction management and other services as may have been specified. On March 21, 2019, we entered into an amended and restated services agreement ("Amended and Restated Services Agreement") with Hot Topic under which Hot Topic provides us (or causes applicable third parties to provide) substantially similar services to those provided under the Third Party Services Agreement. The term of the Amended and Restated Services Agreement is three years, unless we or Hot Topic extend the agreement, or we terminate the agreement (or certain services under the agreement). We may terminate the various services upon written notice. Rates and costs related to the services provided under the Amended and Restated Services Agreement may change with approval from both parties. Each month, we are committed to pay Hot Topic for these services and reimburse Hot Topic for certain costs it incurs in the course of providing these services. We record payments made to Hot Topic under these service agreements in the applicable expense category in either cost of goods sold, or selling, general and administrative expenses. On August 1, 2019, in connection with the IT Asset Purchase Agreement (as defined below), we entered into a services agreement ("Reverse Services Agreement") with Hot Topic, under which Torrid provided Hot Topic with certain information technology services. The term of the Reverse Services Agreement was three years, unless we or Hot Topic extended the agreement, or Hot Topic terminated the agreement. Torrid provided Hot Topic with the specified information technology services at no cost for the first three years of the Reverse Services Agreement, however Hot Topic bore certain capital and operating expenses that it incurred. Costs incurred in connection with providing the specified information technology services to Hot Topic were expensed as incurred in our condensed consolidated statements of operations and comprehensive income (loss). During the three- and nine-month periods ended October 29, 2022, we incurred costs of $0.5 million and $2.1 million, respectively, in connection with providing these information technology services to Hot Topic. During the three- and nine-month periods ended October 30, 2021, we incurred costs of $0.8 million and $2.5 million, respectively, in connection with providing these information technology services to Hot Topic. In connection with the Reverse Services Agreement, we entered into an amendment to the Amended and Restated Services Agreement ("Amendment to Amended and Restated Services Agreement") with Hot Topic on August 1, 2019, pursuant to which sections pertaining to Hot Topic's provision of information technology services to Torrid were removed. On July 31, 2022, we entered into a first amendment to the Reverse Services Agreement (“Amended Reverse Services Agreement”) with Hot Topic, under which Torrid provided Hot Topic with certain information technology services for a fixed fee. The term of the Amended Reverse Services Agreement was five months while both parties negotiated a longer-term amendment to the Reverse Services Agreement with modified terms and conditions. On September 30, 2022, we entered into a second amendment to the Reverse Services Agreement (“Second Amended Reverse Services Agreement”) with Hot Topic, under which Torrid provides Hot Topic with certain information technology services for a fixed fee. The term of the Second Amended Reverse Services Agreement is two months while both parties negotiate a longer-term amendment to the Reverse Services Agreement with modified terms and conditions. Effective December 1, 2022, we entered into a third amendment to the Reverse Services Agreement (“Third Amended Reverse Services Agreement”) with Hot Topic, under which Torrid provides Hot Topic with certain information technology services for a fixed fee. The term of the Third Amended Reverse Services Agreement ends on May 4, 2024, unless we and Hot Topic mutually agree to extend the agreement, or we or Hot Topic terminate the agreement (or certain services under the agreement), upon written notice.
During the three- and nine-month periods ended October 29, 2022, Hot Topic charged us $0.6 million and $1.8 million, respectively, for various services under the applicable services agreements, all of which were recorded as a component of selling, general and administrative expenses. During the three-month period ended October 29, 2022, we charged Hot Topic $0.5 million, for various services under the Reverse Services Agreement, as amended. During the three- and nine-month periods ended October 30, 2021, Hot Topic charged us $1.9 million and $5.8 million, respectively, for various services under the applicable services agreements, of which $1.3 million and $3.8 million were recorded as components of cost of goods sold, respectively, and the remaining $0.6 million and $2.0 million, respectively, were recorded as selling, general and administrative expenses. As of the end of the third quarter of fiscal year 2022, we did not owe any amount to Hot Topic for these services and as of the end of fiscal year 2021, we owed $0.7 million to Hot Topic for these services.
Hot Topic incurs certain direct expenses on our behalf, such as payments to our non-merchandise vendors and each month, we pay Hot Topic for these pass-through expenses. As of the end of the third quarter of fiscal year 2022, we had prepaid

Hot Topic $0.1 million for these expenses. As of the end of fiscal year 2021, the net amount we owed Hot Topic for these expenses was $1.7 million, which is included in due to related parties in our condensed consolidated balance sheets.
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
Sponsor Advisory Services Agreement
On May 1, 2015, we entered into an advisory services agreement with Sycamore, pursuant to which Sycamore agreed to provide strategic planning and other related services to us. We are obligated to reimburse Sycamore for its expenses incurred in connection with providing such advisory services to us. As of the end of the third quarter of fiscal year 2022 and as of the end of fiscal year 2021, there were no amounts due, and during the three- and nine-month periods ended October 29, 2022 and October 30, 2021, no amounts were paid under this agreement.
From time to time, we reimburse Sycamore for certain management expenses it pays on our behalf. During the three- and nine-month periods ended October 29, 2022, we did not make any reimbursements to Sycamore. During the three- and nine-month periods ended and October 30, 2021, the reimbursements we made to Sycamore for such expenses were not material. As of the end of the third quarter of fiscal year 2022, and as of the end of fiscal year 2021, the amount due was not material.
Other Related Party Transactions
MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During the three- and nine-month periods ended October 29, 2022, cost of goods sold included $16.8 million and $52.9 million, respectively, related to the sale of merchandise purchased from this supplier. During the three- and nine-month periods ended October 30, 2021, cost of goods sold included $13.6 million and $41.3 million, respectively, related to the sale of merchandise purchased from this supplier. As of the end of the third quarter of fiscal year 2022 and as of the end of fiscal year 2021, the net amounts we owed MGF for these purchases were $15.5 million and $12.1 million, respectively. This liability is included in due to related parties in our condensed consolidated balance sheets.
HU Merchandising, LLC, a subsidiary of Hot Topic, is one of our suppliers. During the three- and nine-month periods ended October 29, 2022, cost of goods sold included $0.1 million and $0.3 million, respectively, related to the sale of merchandise purchased from this supplier. During the three- and nine-month periods ended October 30, 2021, cost of goods sold included $0.3 million and $0.6 million, respectively, related to the sale of merchandise purchased from this supplier. As of the end of the third quarter of fiscal year 2022, the amount due was not material and as of the end of fiscal year 2021, the amount due to HU Merchandising, LLC was $0.1 million. This liability is included in due to related parties in our condensed consolidated balance sheets.
Staples, Inc., an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During the three- and nine-month periods ended October 29, 2022 and October 30, 2021, purchases from this supplier were not material. As of the end of the third quarter of fiscal year 2022 and as of the end of fiscal year 2021, the amounts due to Staples, Inc. were not material.
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

In March 2021, Hot Topic entered into a consulting services agreement with our then Chief Financial Officer, George Wehlitz, Jr., pursuant to which Hot Topic agreed to pay Mr. Wehlitz a consulting fee of $10,000 per month. The agreement was effective from January 3, 2021 and terminated on May 31, 2021.
Note 12. Debt Financing Arrangements
Our debt financing arrangements consist of the following (in thousands):

	October 29, 2022	January 29, 2022
Existing ABL Facility, as amended	$2,150	$—
Term loan
New Term Loan Credit Agreement	332,500	350,000
Less: current portion of unamortized original issue discount and debt financing costs	(1,356)	(1,356)
Less: noncurrent portion of unamortized original issue discount and debt financing costs	(6,267)	(7,284)
Total term loan outstanding, net of unamortized original issue discount and debt financing costs	324,877	341,360
Less: current portion of term loan, net of unamortized original issue discount and debt financing costs	(16,144)	(20,519)
Total term loan, net of current portion and unamortized original issue discount and debt financing costs	$308,733	$320,841

Fixed mandatory principal repayments due on the outstanding term loan are as follows as of the end of the third quarter of fiscal year 2022 (in thousands):

2022	4,375
2023	17,500
2024	17,500
2025	17,500
2026	17,500
2027	17,500
2028	240,625
$332,500
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

The elected interest rate on October 29, 2022 was approximately 9%.
As of the end of the third quarter of fiscal year 2022, we were compliant with our debt covenants under the New Term Loan Credit Agreement.
As of October 29, 2022, the fair value of the New Term Loan Credit Agreement was approximately $305.9 million. The fair value of the New Term Loan Credit Agreement is determined using current applicable rates for similar instruments as of the balance sheet date, a Level 2 measurement (as defined in "Note 19—Fair Value Measurements").
As of the end of the third quarter of fiscal year 2022, total borrowings, net of OID and financing costs, of $324.9 million remain outstanding under the New Term Loan Credit Agreement. During the three- and nine-month periods ended October 29, 2022, we recognized $7.5 million and $18.8 million, respectively, of interest expense related to the New Term Loan Credit Agreement. During the three- and nine-month periods ended October 29, 2022, we recognized $0.3 million and $0.9 million, respectively, of OID and financing costs related to the New Term Loan Credit Agreement. During the three- and nine-month periods ended October 30, 2021, we recognized $5.5 million and $8.4 million, respectively, of interest expense related to the New Term Loan Credit Agreement. During the three- and nine-month periods ended October 30, 2021, we recognized $0.3 million and $0.5 million, respectively, of OID and financing costs related to the New Term Loan Credit Agreement. The OID and financing costs are amortized over the New Term Loan Credit Agreement's seven-year term and are reflected as a direct deduction of the face amount of the term loan in our condensed consolidated balance sheets. We recognize interest payments, together with amortization of the OID and financing costs, in interest expense in our condensed consolidated statements of operations and comprehensive income (loss).
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
During the nine-month period ended October 30, 2021, prior to the repayment of the Amended Term Loan Credit Agreement, we recognized $11.0 million of interest expense related to the Amended Term Loan Credit Agreement. During the nine-month period ended October 30, 2021, prior to the repayment of the Amended Term Loan Credit Agreement, we recognized $0.4 million of OID and financing costs related to the Amended Term Loan Credit Agreement. The OID and financing costs were amortized over the Amended Term Loan Credit Agreement's contractual term and were reflected as a direct deduction of the face amount of the term loan in our condensed consolidated balance sheets. On June 14, 2021, upon repayment of the outstanding borrowings under the Amended Term Loan Credit Agreement, we wrote off $5.2 million of unamortized OID and financing costs and incurred a $2.1 million prepayment penalty. We recognize interest payments, OID and financing costs and the prepayment penalty in interest expense in our condensed consolidated statements of operations and comprehensive income (loss).
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

As of the end of the third quarter of fiscal year 2022, the applicable interest rate for borrowings under the Existing ABL Facility was approximately 7% per annum.
As of the end of the third quarter of fiscal year 2022, we were compliant with our debt covenants under the Existing ABL Facility, as amended.
As of the end of the third quarter of fiscal year 2022, the maximum restricted payment utilizing the Existing ABL Facility, as amended, that our subsidiaries could make from its net assets was $127.5 million.
We consider the carrying amounts of the Existing ABL Facility, as amended, to approximate fair value because of the variable interest rate of this facility, a Level 2 measurement (as defined in "Note 19—Fair Value Measurements").
Availability under the Existing ABL Facility, as amended, as of the end of the third quarter of fiscal year 2022 was $140.5 million, which reflects borrowings of $2.2 million. Availability under the Existing ABL Facility, as amended, at the end of fiscal year 2021 was $123.9 million, which reflects no borrowings. Standby letters of credit issued and outstanding were $7.3 million as of the end of the third quarter of fiscal year 2022 and $5.3 million as of the end of fiscal year 2021. During the third quarter of fiscal year 2017, we incurred $0.5 million of financing costs for the Existing ABL Facility, which were reduced in fiscal year 2019 by $0.1 million written off to account for the impact of our entry into the 1st Amendment. During the second quarter of fiscal year 2021, we incurred an additional $0.7 million of financing costs in connection with our entry into the 3rd Amendment. These financing costs, together with the unamortized financing costs of $0.1 million associated with the Original ABL Facility, are amortized over the five-year term of the Existing ABL Facility, as amended, and are reflected in prepaid expenses and other current assets and deposits and other noncurrent assets in our condensed consolidated balance sheets. During the three-month period ended October 29, 2022, amortization of financing costs for the Existing ABL Facility, as amended, was not material, and during the nine-month period ended October 29, 2022, amortization of financing costs for the Existing ABL Facility, as amended, was $0.1 million. During the three-month period ended October 30, 2021, amortization of financing costs for the Existing ABL Facility, as amended, was not material. During the nine-month period ended October 30, 2021, amortization of financing costs for the Existing ABL Facility, as amended, was $0.1 million. During the three- and nine-month periods ended October 29, 2022, interest payments were $0.5 million and $1.3 million, respectively. During the three- and nine-month periods ended October 30, 2021, interest payments were $0.2 million and $0.4 million, respectively. We recognize amortization of financing costs and interest payments for the revolving credit facilities in interest expense in our condensed consolidated statements of operations and comprehensive income (loss).
Note 13. Income Taxes
Effective Tax Rate
During the three- and nine-month periods ended October 29, 2022, the provision for income taxes were $4.1 million and $23.5 million, respectively. During the three- and nine-month periods ended October 30, 2021, the provision for income taxes were $96.5 million and $13.0 million, respectively. The effective tax rates for the three- and nine-month periods ended October 29, 2022, were 36.3% and 30.3%, respectively. The effective tax rates for the three- and nine-month periods ended October 30, 2021, were 256.5% and 222.9%, respectively. The unconventional effective tax rates during the three- and nine-month periods ended October 30, 2021, were primarily due to the increase in the amount of non-deductible items associated with share-based compensation, relative to income before provision for income taxes for the three- and nine-month periods ended October 30, 2021. The increase in the amount of non-deductible items associated with share-based compensation during the three- and nine-month periods ended October 30, 2021, were driven by the $111.4 million remeasurement adjustment related to the increase in the value of the incentive units as indicated by the Torrid Holding LLC equity value as of June 30, 2021, following the pricing of our IPO.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law, and has resulted in significant changes to the U.S. federal corporate tax law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. Additionally, several state and foreign jurisdictions have enacted additional legislation to comply with federal changes. On December 27, 2020, the Consolidated Appropriations Act ("CAA") was enacted in further response to the COVID-19 pandemic. The CAA, among other things, revised certain tax measures enacted under the CARES Act, such as the deductibility of payroll tax credits, charitable contributions for corporate taxpayers, certain meals and entertainment expenses paid or incurred in calendar years 2021 and 2020, and employment retention credit claims. On March 11, 2021, the American Rescue

Plan Act ("ARPA") was signed into law with additional funding for COVID-19 pandemic relief. The ARPA includes the expansion of employment retention credit claims and other pandemic funding provisions. On August 16, 2022, the Inflation Reduction Act of 2022 ("IR Act") was enacted to reduce inflation and promote clean energy in the United States. Among other things, the IR Act introduced a 15% alternative minimum tax based on the adjusted financial statement income of corporations or their predecessors with a three-year taxable year average annual adjusted financial statement income in excess of $1 billion and imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The IR Act also includes provisions intended to mitigate climate change by, among others, providing tax credit incentives for reductions in greenhouse gas emissions. We have considered the applicable CARES Act, CAA, ARPA and IR Act tax law changes in our tax provision for the three- and nine-month periods ended October 29, 2022, and continue to evaluate the impact of these tax law changes on future periods.
Uncertain Tax Positions
The amount of income taxes we pay is subject to ongoing audits by taxing authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. As of the end of the third quarter of fiscal year 2022, the total liability for income tax associated with unrecognized tax benefits, including interest and penalties, was $4.0 million ($3.5 million, net of federal benefit). As of the end of fiscal year 2021, the total liability for income tax associated with unrecognized tax benefits, including interest and penalties, was $4.0 million ($3.5 million, net of federal benefit). Our effective tax rate will be affected by any portion of this liability we may recognize.
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
Note 14. Share-Based Compensation
Our share-based compensation expense, by award type, consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Restricted stock units	$644	$513	$1,398	$3,510
Restricted stock awards	1,610	1,658	4,900	2,211
Performance stock units	192	—	302	—
Stock options	351	216	714	288
Employee stock purchase plan	116	63	254	63
Remeasurement adjustments for incentive units	—	—	—	151,166
Share-based compensation before income taxes	2,913	2,450	7,568	157,238
Income tax benefit	(153)	(2)	(120)	(788)
Share-based compensation expense after income taxes	$2,761	$2,448	$7,448	$156,450
On June 22, 2021, in connection with our IPO, the board of directors ("Board") adopted the Torrid Holdings Inc. 2021 Long-Term Incentive Plan (the "2021 LTIP"), for employees, consultants and directors. The 2021 LTIP provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") including performance-based restricted stock units ("PSUs"), stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards intended to align the interests of service providers, with those of our shareholders. As of the end of the third quarter of fiscal year 2022, 10,687,500 shares were authorized for issuance under the 2021 LTIP.

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
During the second quarter of fiscal year 2021, we recorded a share-based compensation expense remeasurement adjustment of $111.4 million related to the increase in the value of the incentive units as indicated by the Torrid Holding LLC equity value as of June 30, 2021, following the pricing of our IPO. The vested portion of the incentive units was exchanged for 13,353,122 shares of our common stock of an equivalent fair value as the vested incentive units and the unvested portion was cancelled. As such, the fair value of these incentive units is no longer recognized in our condensed consolidated statement of operations and comprehensive income (loss).
During the nine-month period ended October 30, 2021, we recognized share-based compensation expense of $151.2 million, primarily due to an increase in the Torrid Holding LLC equity value.
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
RSU activity, including IPO Awards and PSUs, under the 2021 LTIP consists of the following (in thousands except per share amounts):

	Shares	Weighted average grant date fair value per share
Nonvested, January 29, 2022	278	$26.75
Granted	1,265	$5.24
Vested	(65)	$25.76
Forfeited	(108)	$21.08
Nonvested, October 29, 2022	1,370	$7.35
As of the end of the third quarter of fiscal year 2022, unrecognized compensation expense related to unvested RSUs, including PSUs, was $8.9 million, which is expected to be recognized over a weighted average period of approximately 2.7 years.
The weighted average grant date fair value of PSUs granted during the nine months ended October 29, 2022 was $4.15 per share and was estimated at the grant date using a Monte Carlo simulation following a Geometric Brownian Motion with the following weighted average assumptions:

Dividend yield	—%
Expected volatility(1)	70.7%
Risk-free interest rate(2)	3.17%
Expected term(3)	3.00 years
Grant date fair value per share	$4.15

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

Restricted stock award activity under the 2021 LTIP consists of the following (in thousands except per share amounts):

	Shares	Weighted average grant date fair value per share
Nonvested, January 29, 2022	532	$27.00
Granted	—
Vested	(180)	$27.00
Forfeited	—
Nonvested, October 29, 2022	352	$27.00

As of the end of the third quarter of fiscal year 2022, unrecognized compensation expense related to unvested restricted stock awards was $8.8 million, which is expected to be recognized over a weighted average period of approximately 1.6 years .
Stock Options
Stock options generally vest in equal installments each year over 4 years and generally expire 10 years from the grant date.
Stock option activity under the 2021 LTIP consists of the following (in thousands except per share and contractual life amounts):

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, January 29, 2022	337	$21.03	9.4	$—
Granted	1,244	$5.94
Exercised	—
Forfeited	(156)	$15.83
Outstanding, October 29, 2022	1,425	$8.42	9.5	$64
Exercisable, October 29, 2022	59	$21.12	8.2	$—
The weighted average grant date fair value of stock option awards granted during the nine months ended October 29, 2022, was $3.45 per option and was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield	—%
Expected volatility(1)	58.8%
Risk-free interest rate(2)	2.98%
Expected term(3)	6.25 years
Grant date fair value per share	$3.45

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
As of the end of the third quarter of fiscal year 2022, unrecognized compensation expense related to unvested stock options was $5.6 million, which is expected to be recognized over a weighted average period of approximately 3.6 years.

Note 15. Commitments and Contingencies
Litigation
In November 2022, a class action complaint was filed against us in the U.S. District Court for the Central District of California, captioned Sandra Waswick v. Torrid Holdings Inc., et al. The complaint alleges that certain statements in our registration statement on Form S-1 related to our IPO were allegedly false and misleading. We believe that these allegations are without merit and intend to vigorously defend ourselves against these claims. We are currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.
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
Note 16. Stockholders' Deficit
Torrid was formed on October 29, 2019 and capitalized on February 20, 2020. Torrid is authorized to issue 1.0 billion shares of common stock at $0.01 par value, and 5.0 million shares of preferred stock at $0.01 par value. Torrid had 103,641,356 shares of common stock and no shares of preferred stock issued and outstanding as of October 29, 2022. Historical periods prior to the formation of Torrid have been revised to reflect our current capital structure.
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
Note 17. Share Repurchases
On December 6, 2021, the Board authorized a new share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. As of October 29, 2022, we had approximately $44.9 million remaining under the share repurchase program.

Share repurchase activity consists of the following (in thousands except share and per share amounts):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Number of shares repurchased	—	—	4,464,367	—
Total cost	$—	$—	$31,700	$—
Average per share cost including commissions			$7.10

We have elected to retire shares repurchased to date. Shares retired become part of the pool of authorized but unissued shares. We have elected to record the purchase price of the retired shares in excess of par value, including transaction costs, directly as an increase in accumulated deficit.
Note 18. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period, inclusive of potentially dilutive common share equivalents outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. During the three- and nine-month periods ended October 29, 2022, there were approximately 0.1 million potentially dilutive common share equivalents outstanding that were included in the computation of diluted earnings per share. During the three-month period ended October 29, 2022, there were approximately 1.0 million restricted stock awards and RSUs, including PSUs, and approximately 1.2 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved. During the nine-month period ended October 29, 2022, there were approximately 0.7 million restricted stock awards and RSUs, including PSUs, and approximately 0.8 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved. During the three- and nine-month periods ended October 30, 2021, there were no potentially dilutive common share equivalents outstanding. During the three- and nine-month periods ended October 30, 2021, there were approximately 0.9 million restricted stock awards and RSUs and approximately 0.3 million stock options outstanding, respectively, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive.
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
Financial assets and liabilities measured at fair value on a recurring basis as of the end of the third quarter of fiscal year 2022 consisted of the following (in thousands):

	October 29, 2022	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$37	$37	$—	$—
Total assets	$37	$37	$—	$—
Liabilities:
Deferred compensation plan liability (noncurrent)	$4,172	$—	$4,172	$—
Total liabilities	$4,172	$—	$4,172	$—
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
Note 20. Private Label Credit Card
We have an agreement with a third party, which is amended from time to time, to provide customers with private label credit cards ("Credit Card Agreement"). Each private label credit card bears the logo of the Torrid brand and can only be used at our store locations and on www.torrid.com. A third-party financing company is the sole owner of the accounts issued under the private label credit card program and absorbs the losses associated with non-payment by the private label card holders and a portion of any fraudulent usage of the accounts. Pursuant to the Credit Card Agreement, we receive marketing and promotional funds from the third-party financing company based on usage of the private label credit cards. These marketing and promotional funds are recorded as a reduction in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). During the three- and nine-month periods ended October 29, 2022, these funds amounted to $10.2 million and $27.6 million, respectively, related to these private label credit cards. During the three- and nine-month periods ended October 30, 2021, these funds amounted to $4.7 million and $14.0 million, respectively.
Note 21. Deferred Compensation Plan
On August 1, 2015, we established the Torrid LLC Management Deferred Compensation Plan ("Deferred Compensation Plan") for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, as amended. All deferrals and associated earnings are our general unsecured obligations. We may at our discretion contribute certain amounts to eligible employees' accounts. To the extent participants are ineligible to receive contributions from participation in our 401(k) Plan (as defined in "Note 22—Employee Benefit Plan"), we may contribute 50% of the first

4% of participants' eligible contributions into their Deferred Compensation Plan accounts. As of the end of the third quarter of fiscal year 2022 and as of the end of fiscal year 2021, we did not have any assets of the Deferred Compensation Plan and the associated liabilities were $5.8 million and $7.2 million, respectively, included in our condensed consolidated balance sheets. As of the end of the third quarter of fiscal year 2022, $1.6 million of the $5.8 million Deferred Compensation Plan liabilities were included in accrued and other current liabilities in our condensed consolidated balance sheets. As of the end of fiscal year 2021, $0.4 million of the $7.2 million Deferred Compensation Plan Liabilities were included in accrued and other current liabilities in our condensed consolidated balance sheets.
Note 22. Employee Benefit Plan
On August 1, 2015, we adopted the Torrid 401(k) Plan ("401(k) Plan"). All employees who have been employed by us for at least 200 hours and are at least 21 years of age are eligible to participate. Employees may contribute up to 80% of their eligible compensation to the 401(k) Plan, subject to a statutorily prescribed annual limit. We may at our discretion contribute certain amounts to eligible employees' accounts. We may contribute 50% of the first 4% of participants' eligible contributions into their 401(k) Plan accounts. During the three- and nine-month periods ended October 29, 2022, we contributed $0.2 million and $0.6 million, respectively, to eligible employees' 401(k) Plan accounts. During the three- and nine-month periods ended October 30, 2021, we contributed $0.2 million and $0.5 million, respectively, to eligible employees' 401(k) Plan accounts.

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
Overview
Torrid is a direct-to-consumer brand of apparel, intimates and accessories in North America, targeting the 25- to 40-year- old woman who wears sizes 10 to 30. Torrid is focused on fit and offers high quality products across a broad assortment that includes tops, bottoms, denim, dresses, intimates, activewear, footwear and accessories. Our proprietary product offering delivers a superior fit for the curvy woman that makes her love the way she looks and feels. Our style is unapologetically youthful and sexy and we are maniacally focused on fit. We believe our customer values the appeal and versatility of our curated product assortment that helps her look her best for any occasion, including weekend, casual, work and dressy, all at accessible price points. Through our product and brand experience we connect with customers in a way that other brands, many of which treat plus-size customers as an after-thought, have not.
Key Financial and Operating Metrics
We use the following metrics to assess the progress of our business, inform how we allocate our time and capital, and assess the near-term and longer-term performance of our business.

	October 29, 2022	October 30, 2021
Number of stores (as of end of period)	629	619

	Three Months Ended		Nine Months Ended
	(in thousands, except percentages)
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Comparable sales	(8)%	14%	(3)%	42%
Net income (loss)	$7,277	$(58,902)	$54,053	$(7,190)
Adjusted EBITDA(A)	$32,110	$55,178	$135,977	$217,406

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
Overall Economic Trends. Our results of operations during any given period are often impacted by the overall economic conditions in the markets in which we operate. Consumer purchases of clothing generally remain constant or may increase during stable economic periods and decline during recessionary periods, inflationary periods and other periods when disposable income is adversely affected. Recent historic high rates of inflation have led to a softening of consumer demand. We have encountered inflation on our wages, transportation and product costs, and a material increase in these costs without any meaningful offsetting price increases may reduce our future profits. Additionally, the COVID-19 pandemic may continue to have a materially adverse impact on the macroeconomic environment in the United States as well as our results of operations.
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
Results of Operations
Three-Months Ended October 29, 2022 Compared to Three-Months Ended October 30, 2021
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	October 29, 2022	% of Net Sales	October 30, 2021	% of Net Sales
Net sales	$290,034	100.0%	$306,241	100.0%
Cost of goods sold	198,263	68.4%	181,094	59.1%
Gross profit	91,771	31.6%	125,147	40.9%
Selling, general and administrative expenses	59,180	20.4%	66,399	21.7%
Marketing expenses	12,638	4.3%	15,023	4.9%
Income from operations	19,953	6.9%	43,725	14.3%
Interest expense	8,390	2.9%	6,104	2.0%
Interest income, net of other expense (income)	147	0.1%	(12)	0.0%
Income before provision for income taxes	11,416	3.9%	37,633	12.3%
Provision for income taxes	4,139	1.4%	96,535	31.5%
Net income (loss)	$7,277	2.5%	$(58,902)	(19.2)%

The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended
	October 29, 2022	October 30, 2021
Net income (loss)	$7,277	$(58,902)
Interest expense	8,390	6,104
Interest income, net of other expense (income)	147	(12)
Provision for income taxes	4,139	96,535
Depreciation and amortization(A)	8,849	8,482
Share-based compensation(B)	2,913	2,450
Non-cash deductions and charges(C)	375	306
Other expenses(D)	20	215
Adjusted EBITDA	$32,110	$55,178

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
Net Sales
Net sales decreased $16.2 million, or 5.3%, to $290.0 million for the three months ended October 29, 2022, from $306.2 million for the three months ended October 30, 2021. This decrease was primarily driven by decreases in sales transactions and average sales transaction value relative to the three months ended October 30, 2021, as a result of increased promotional activity. The total number of stores we operate increased by 10 stores, or 1.6%, to 629 stores as of October 29, 2022, from 619 stores as of October 30, 2021.
Gross Profit
Gross profit for the three months ended October 29, 2022 decreased $33.4 million, or 26.7%, to $91.8 million, from $125.1 million for the three months ended October 30, 2021. This decrease was primarily due to a decrease in sales transactions; and increases in discounts and promotions related to inventory clearance activity, and product and transportation costs, primarily as a result of inflation. Gross profit as a percentage of net sales decreased 9.2% to 31.6% for the three months ended October 29, 2022 from 40.9% for the three months ended October 30, 2021. This decrease was primarily driven by a decrease in sales transactions; and increases in discounts and promotions related to inventory clearance activity, and product and transportation costs as a result of inflation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended October 29, 2022 decreased $7.2 million, or 10.9%, to $59.2 million, from $66.4 million for the three months ended October 30, 2021. The decrease was primarily due to a $4.4 million decrease in performance bonuses and a $5.5 million increase in marketing and promotional funds received from the third-party financing company for our private label credit cards, partially offset by increases in store and e-Commerce payroll costs of $2.7 million primarily due to inflationary pressures. Selling, general and administrative expenses as a percentage of net sales decreased by 1.3% to 20.4% for the three months ended October 29, 2022 from 21.7% for the three months ended October 30, 2021. This decrease was driven by decreased performance bonuses and an increase in marketing and promotional funds received from the third-party financing company for our private label credit cards, partially offset by increases in store and e-Commerce payroll costs primarily due to inflationary pressures.
Marketing Expenses
Marketing expenses for the three months ended October 29, 2022 decreased $2.4 million, or 15.9%, to $12.6 million, from $15.0 million for the three months ended October 30, 2021. This decrease was primarily due to decreased digital, store and brand marketing. Marketing expenses as a percentage of net sales decreased by 0.6% to 4.3% during the three months ended October 29, 2022 from 4.9% during the three months ended October 30, 2021. This decrease was primarily driven by decreased digital, store and brand marketing.
Interest Expense
Interest expense was $8.4 million for the three months ended October 29, 2022, compared to $6.1 million for the three months ended October 30, 2021. The increase was primarily due to an increase in the variable interest rate associated with the New Term Loan Credit Agreement during the three months ended October 29, 2022 compared to the three months ended October 30, 2021.
Provision for Income Taxes
The provision for income taxes was $4.1 million for the three months ended October 29, 2022, compared to a provision for income taxes of $96.5 million for the three months ended October 30, 2021. Our effective tax rate was 36.3% for the three months ended October 29, 2022 and 256.5% for the three months ended October 30, 2021. The unconventional effective tax rate for the three months ended October 30, 2021 was primarily due to the increase in the amount of non-deductible items associated with share-based compensation, relative to income before provision for income taxes for the three months ended October 30, 2021. The increase in the amount of non-deductible items associated with share-based compensation during the three months ended October 30, 2021 was driven by a $111.4 million remeasurement adjustment related to the increase in the value of the incentive units as indicated by the Torrid Holding LLC equity value as of June 30, 2021, following the pricing of our IPO.
Nine Months Ended October 29, 2022 Compared to Nine Months Ended October 30, 2021
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Nine Months Ended
	October 29, 2022	% of Net Sales	October 30, 2021	% of Net Sales
Net sales	$959,319	100.0%	$964,858	100.0%
Cost of goods sold	623,556	65.0%	$545,059	56.5%
Gross profit	335,763	35.0%	419,799	43.5%
Selling, general and administrative expenses	192,539	20.1%	355,353	36.9%
Marketing expenses	44,114	4.6%	35,276	3.6%
Income from operations	99,110	10.3%	29,170	3.0%
Interest expense	21,351	2.2%	23,390	2.4%
Interest income, net of other expense (income)	223	0.0%	(72)	0.0%
Income before provision for income taxes	77,536	8.1%	5,852	0.6%
Provision for income taxes	23,483	2.5%	13,042	1.3%
Net income (loss)	$54,053	5.6%	$(7,190)	(0.7)%
The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (dollars in thousands):

	Nine Months Ended
	October 29, 2022	October 30, 2021
Net income (loss)	$54,053	$(7,190)
Interest expense	21,351	23,390
Interest income, net of other expense (income)	223	(72)
Provision for income taxes	23,483	13,042
Depreciation and amortization(A)	26,981	25,626
Share-based compensation(B)	7,568	157,238
Non-cash deductions and charges(C)	2,310	376
Other expenses(D)	8	4,996
Adjusted EBITDA	$135,977	$217,406

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

Net Sales
Net sales decreased $5.5 million, or 0.6%, to $959.3 million for the nine months ended October 29, 2022, from $964.9 million for the nine months ended October 30, 2021. This decrease was primarily driven by decreases in sales transactions and average sales transaction value relative to the nine months ended October 30, 2021, as a result of increased promotional activity. The total number of stores we operate increased by 10 stores, or 1.6%, to 629 stores as of October 29, 2022, from 619 stores as of October 30, 2021.
Gross Profit
Gross profit for the nine months ended October 29, 2022 decreased $84.0 million, or 20.0%, to $335.8 million, from $419.8 million for the nine months ended October 30, 2021. This decrease was primarily due to a decrease in sales transactions; and increases in discounts and promotions related to inventory clearance activity, and product and transportation costs, primarily as a result of inflation. Gross profit as a percentage of net sales decreased 8.5% to 35.0% for the nine months ended October 29, 2022, from 43.5% for the nine months ended October 30, 2021. This decrease was primarily driven by increases in discounts and promotions related to inventory clearance activity, product costs and e-Commerce shipping costs. The increases in product and e-Commerce shipping costs were primarily as a result of inflation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended October 29, 2022, decreased $162.8 million, or 45.8%, to $192.5 million, from $355.4 million for the nine months ended October 30, 2021. The decrease was primarily due to a $149.7 million decrease in share-based compensation expense, a $17.8 million decrease in performance bonuses and a $13.6 million increase in marketing and promotional funds received from the third-party financing company for our private label credit cards, partially offset by increases in store and e-Commerce payroll costs of $13.7 million, primarily due to inflationary pressures, and other store operating costs of $3.3 million. The decrease in share-based compensation expense during the nine months ended October 29, 2022 was due to an increase in the Torrid Holding LLC equity value during the nine months ended October 30, 2021. Selling, general and administrative expenses as a percentage of net sales decreased by 16.8% to 20.1% for the nine months ended October 29, 2022, from 36.9% for the nine months ended October 30, 2021. This decrease was driven by decreased share-based compensation expense and performance bonuses and an increase in marketing and promotional funds received from the third-party financing company for our private label credit cards, partially offset by increases in store and e-Commerce payroll costs, primarily due to inflationary pressures, and other store operating costs.
Marketing Expenses
Marketing expenses for the nine months ended October 29, 2022, increased $8.8 million, or 25.1%, to $44.1 million, from $35.3 million for the nine months ended October 30, 2021. This increase was primarily due to increased television, digital, store and brand marketing, partially offset by decreased direct mail program spend. Marketing expenses as a percentage of net sales increased by 1.0% to 4.6% during the nine months ended October 29, 2022, from 3.6% during the nine months ended October 30, 2021. This increase was primarily driven by increased television and digital marketing.
Interest Expense
Interest expense was $21.4 million for the nine months ended October 29, 2022, compared to $23.4 million for the nine months ended October 30, 2021. The decrease was primarily due to the write-off of $5.2 million of unamortized deferred financing costs and OID when we repaid the Amended Term Loan Credit Agreement, and the $2.1 million prepayment penalty during the nine months ended October 30, 2021, partially offset by an increase in the variable interest rate associated with the New Term Loan Credit Agreement and an increase in borrowings on the Existing ABL Facility, as amended, during the nine months ended October 29, 2022 compared to the nine months ended October 30, 2021.
Provision for Income Taxes
The provision for income taxes for the nine months ended October 29, 2022 was $23.5 million, compared to a provision for income taxes of $13.0 million for the nine months ended October 30, 2021. Our effective tax rate was 30.3% for the nine months ended October 29, 2022, and 222.9% for the nine months ended October 30, 2021. The unconventional effective tax rate for the nine months ended October 30, 2021 was primarily due to the increase in the amount of non-deductible items associated with share-based compensation, relative to income before provision for income taxes for nine months ended October 30, 2021. The increase in the amount of non-deductible items associated with share-based compensation during the nine months ended October 30, 2021 was driven by a $111.4 million remeasurement adjustment related to the increase in the value of the incentive units as indicated by the Torrid Holding LLC equity value as of June 30, 2021, following the pricing of our IPO.
Liquidity and Capital Resources
General
Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our Existing ABL Facility, as amended. Availability under the Existing ABL Facility, as amended, as of the end of the third quarter of fiscal year 2022, was $140.5 million, which reflects borrowings of $2.2 million. Our primary cash needs are for merchandise inventories, payroll, rent for our stores, headquarters and distribution center, capital expenditures associated with opening new stores and updating existing stores, logistics and information technology. We also need cash to make discretionary repurchases of our common stock, and fund our interest and principal payments on the New Term Loan Credit Agreement. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, prepaid expenses and other current assets, accounts payable, accrued and other current liabilities and operating lease liabilities. We believe that cash generated from operations and the availability of borrowings under our Existing ABL Facility, as amended, or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our Existing ABL Facility, as amended, or otherwise to enable us to service our indebtedness, or to make capital expenditures in the future. Our future operating performance and our ability to service or extend our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
Cash Flow Analysis
A summary of operating, investing and financing activities are shown in the following table (dollars in thousands):

	Nine Months Ended
	October 29, 2022	October 30, 2021
Net cash provided by operating activities	$53,909	$125,253
Net cash used in investing activities	(17,087)	(11,342)
Net cash used in financing activities	(46,995)	(174,414)
Net Cash Provided By Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization and share-based compensation, the effect of working capital changes and taxes paid.
Net cash provided by operating activities during the nine months ended October 29, 2022 was $53.9 million compared to $125.3 million during the nine months ended October 30, 2021. The decrease in cash provided by operating activities during the nine months ended October 29, 2022 was primarily as a result of a decrease in share-based compensation expense added back to cash provided by operating activities as a non-cash adjustment and a decrease in accrued and other current liabilities, partially offset by the following activities during the nine months ended October 29, 2022: (i) an increase in net income, (ii) a decrease in prepaid income taxes, (iii) a decrease in inventory purchases and (iv) increases in accounts payable and income taxes payable. The decrease in share-based compensation expense during the nine months ended October 29, 2022 was due to an increase in Torrid Holding LLC's equity value during the nine months ended October 30, 2021. The decrease in accrued and other current liabilities was primarily as a result of decreases in accrued payroll and related expenses and accrued inventory-in-transit.
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
Net cash flows used in investing activities during the nine months ended October 29, 2022 was $17.1 million, compared to $11.3 million during the nine months ended October 30, 2021. The increase in cash used in investing activities was primarily as a result of an increase in capital expenditures related to the opening of new stores and store relocations and investments in our West Jefferson, Ohio distribution center during the nine months ended October 29, 2022, compared to the nine months ended October 30, 2021.
Net Cash Used In Financing Activities
Financing activities consist primarily of (i) borrowings and repayments related to our Existing ABL Facility, as amended, (ii) borrowings and repayments related to the New Term Loan Credit Agreement and (iii) repurchases and retirement of our common stock.
Net cash used in financing activities during the nine months ended October 29, 2022 was $47.0 million compared to $174.4 million during the nine months ended October 30, 2021. The decrease in net cash used in financing activities is primarily as a result of the following activities during the nine months ended October 29, 2022: (i) the absence of the $300.0 million capital distribution to Torrid Holding LLC, (ii) the absence of the $212.8 million repayment of the Amended Term Loan Credit Agreement and related costs and (iii) $2.2 million net borrowing from the Existing ABL Facility, as amended, partially offset by repurchases and retirement of common stock of $31.7 million, principal payments of $17.5 million on the New Term Loan Credit Agreement and the absence of the $340.5 million proceeds received during the nine months ended October 30, 2021 from the New Term Loan Credit agreement.
Debt Financing Arrangements
As of October 29, 2022, we had $324.9 million of outstanding indebtedness, net of unamortized original issue discount and debt financing costs, consisting of term loans under the New Term Loan Credit Agreement. As of October 29, 2022, we had $2.2 million of borrowings under the Existing ABL Facility, as amended. Please refer to "Note 12—Debt Financing Arrangements" for further discussion regarding our indebtedness.

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
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of October 29, 2022, to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes during the three months ended October 29, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 6, 2021, the Board authorized a new share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. During the three months ended October 29, 2022 we did not repurchase any shares of our common stock. As of October 29, 2022, we had approximately $44.9 million remaining under the share repurchase program.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Torrid Holdings Inc., dated July 6, 2021.	8-K	July 6, 2021	3.1
3.2	Amended and Restated Bylaws of Torrid Holdings Inc., dated as of July 6, 2021.	8-K	July 6, 2021	3.2
10.1+*	Separation Agreement by and between Kelly McGuire Diehl and Torrid Holdings Inc., dated as of November 22, 2022
10.2*	Second Amendment to the Services Agreement between Torrid LLC and Hot Topic Inc., dated September 30, 2022
10.3*	Third Amendment to the Services Agreement between Torrid LLC and Hot Topic Inc., dated December 1, 2022
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in City of Industry, California on December 8, 2022.

Torrid Holdings Inc.

By:	/s/ Lisa Harper
Name:	Lisa Harper
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Tim Martin
Name:	Tim Martin
Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)