Form 10-K
period 2023-01-28
Torrid Holdings Inc.
filed 2023-03-28
CIK 1792781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2023
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of March 22, 2023, there were approximately 103,796,198 shares of the registrant's common stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 29, 2022 was approximately $53 million based upon the last reported sales price on the New York Stock Exchange on that date of $4.06. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and the beneficial owners of 5% or more of the registrant’s outstanding common stock are the affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders (the "2022 Proxy Statement"), to be filed with the Securities and Exchange Commission ("SEC") no later than 120 days after the end of the registrant’s fiscal year ended January 28, 2023.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"), and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements reflect our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "plan," "intend," "believe," "may," "will," "should," "can have," "likely" and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology). For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•changes in consumer spending and general economic conditions, including as a result of rising interest rates;
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
•shortages of inventory, delayed shipments to our e-Commerce customers and harm to our reputation due to difficulties or shut-down of our distribution facility (including as a result of COVID-19);
•our reliance upon independent third-party transportation providers for substantially all of our product shipments;
•our growth strategy;
•our failure to attract and retain employees that reflect our brand image, embody our culture and possess the appropriate skill set;
•damage to our reputation arising from our use of social media, email and text messages;
•our reliance on third parties for the provision of certain services, including real estate management;
•our ability to successfully manage risks relating to the spread of COVID-19, including any adverse impacts on our supply chain, workforce, facilities, customer services and operations;
•our dependence upon key members of our executive management team;
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
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the effect of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, are disclosed under the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.
We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the outcomes or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise except to the extent required by law.

Part I

Item 1. Business
Overview
Torrid Holdings Inc. ("Torrid," "we," "us," "our," the "Company") is a direct-to-consumer brand of apparel, intimates and accessories in North America, targeting the 25- to 40-year old woman who wears sizes 10 to 30. Torrid is focused on fit and offers high quality products across a broad assortment that includes tops, bottoms, denim, dresses, intimates, activewear, footwear and accessories. Our proprietary product offering delivers a superior fit for the curvy woman that makes her love the way she looks and feels. Our style is unapologetically youthful and sexy and we are maniacally focused on fit. We believe our customer values the appeal and versatility of our curated product assortment that helps her look her best for any occasion, including weekend, casual, work and dressy, all at accessible price points. Through our product and brand experience we connect with customers in a way that other brands, many of which treat plus-size customers as an after-thought, have not.
The Torrid Approach
We have created a proprietary fit that empowers our customers and drives loyalty. In turn, our loyal customers provide us with a rich set of data that allows us to improve our product and experience, thus creating a virtuous cycle that reinforces our leading position in plus-size apparel and intimates.
•We provide a fit she knew she wanted but never had access to;
•We accomplish this by fitting every single article of clothing we produce on a real woman, tailoring for her special needs, not simply "grading up" non-plus-size apparel;
•We utilize a proprietary sizing process that is constantly updated through data and our continuous customer feedback loop, until we fit to perfection; and
•We deliver unparalleled technical fit combined with unapologetic attitude and style.
Product
Product Offering
We offer a full product assortment that addresses our customers' entire closet, including tops, bottoms, denim, dresses, intimates, activewear, shoes and accessories. We believe our products not only provide an unparalleled technical fit, but also have the style and attitude that enable our customers to dress like her non-plus-size friends. We believe we are a destination for our customers to shop for every occasion, from casual to dressy, and everything in between.
While we aim to bring her the latest in fashion trends, we do not rely on being a fashion leader. Our offering is built on the foundation of basic merchandise that represents year-round styles and colors that are constantly replenished and are not subject to a typical markdown cadence ("Basics"). Our core offering includes products that are on-trend interpretations of our Basics merchandise that we update with new fabrics, prints, embellishments or features ("Core"). For example, the Harper Blouse represents a Basics item with Core iterations that feature embellishments such as zippers or button-loops. Our trend driven items incorporate the latest fashions available in the broader market to excite and engage our customer but are bought narrowly and reordered as demand dictates to minimize inventory risk.
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
Product Design and Development
We are relentlessly focused on creating youthful, unapologetically sexy products specifically for the woman in our size range. We design, develop and merchandise almost all of our products in-house, under the Torrid®, Torrid Curve®, CURV® and Lovesick® brand names. Our products are exclusive to us, with few exceptions, and provide a consistent quality and fit that we believe she cannot find elsewhere. Our product development is led by a team of more than seventy highly skilled designers, artists and product engineers. Our core competency is our differentiated, market-leading fit that we achieve through the following strategies:
•Maniacal focus on fit across our entire organization;
•Differentiated technical fit created through building and continuously refining a database of fit specifications derived from testing, measuring and cataloging garments on our fit models;
•Proprietary fabrics specifically engineered to enhance the fit;
•Fit all of our products on fit models and our staff, not mannequins; and
•We often test new fabrics, new silhouettes and new product lines on our community of loyal customers before launch.
Additionally, we employ a data-driven approach to design and product development, proactively and quickly incorporating sales and operational performance information alongside customer feedback from thousands of product reviews, and our ongoing dialogue with customers through social media and customer surveys.
Merchandise Planning
Our strategy is built around a consistent and stable base of Core products that provide our customer with year-round style. At the same time, we introduce new lines of merchandise approximately 16 times per year, thus providing a consistent flow of fresh merchandise to keep our customer engaged, encourage repeat business and attract new customers.
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
Customers
Our typical customer is an employed, youthful woman between the ages of 25 and 40 years old with above-average annual household income, and wears sizes 10 to 30 (average of size 18). Approximately half of our customers are under 40 years old and the ethnic composition of our customer base largely parallels that of the U.S. population. She leads a busy life, is short on time and wants a curated presentation of quality apparel, intimates and accessories that are on trend and fit her well.
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
Additionally, we provide our customers with access to our Torrid Credit Card Program through which customers receive points, discounts and other perks. Torrid Credit Card holders are among our most loyal and valuable customers. Our credit card program encourages customer loyalty, serves as a valuable source for data and allows us to further invest in marketing efforts while limiting exposure to incremental credit risk as our bank partner substantially manages all administrative processes, including underwriting, and bears a portion of the credit balance risk.
Torrid Rewards and our Torrid Credit Card program provide us with a strong ability to attribute sales and behavioral data to individual customers, which informs our decision making process.
Unified Commerce Platform
Through our unified commerce platform, which includes our e-Commerce and retail stores, we deliver a seamless brand experience to our customers wherever and whenever she chooses to shop. We are agnostic to the channel where our customers choose to shop, as we are highly profitable across both e-Commerce and store channels. We deliver a consistent brand message by coordinating our strategies across channels, which we believe influences our customers’ buying decisions. This customer-

centric strategy enhances customer acquisition, retention and customer lifetime value. Our e-Commerce and store channels complement and drive traffic to one another, creating more loyal omni-channel customers.
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
We aim to be wherever she is and make the transaction process as convenient as possible. As a result, a majority of our e-Commerce orders and a material portion of all orders are placed directly from her phone. The functionality and features of our mobile app enable us to deliver enhanced personalization such as allowing her to find her recommended size while suggesting complementary items to expedite purchase decisions and increase frequency and order size. In December 2021, we went live with our new mobile app which incorporates a new design and new features such as advanced filter and search functionality, additional payment options and personalized notifications.
Stores
Our stores are highly valuable strategic assets that remain core to our strategy and continue to play one of the most important roles in our customer acquisition strategy. A majority of our new customer relationships begin in our stores. We believe our stores enhance brand awareness, drive traffic to our e-Commerce platform and encourage customers to shop across multiple channels of our unified commerce platform. We provide a sophisticated presentation of products that has an emphasis on outfits, which presents creative styling ideas to our customer and encourages incremental spend. Our stores include large, comfortable fitting rooms with features, such as cooling fans, that are specifically suited for our customers' needs. Additionally, our stores offer customers the opportunity to connect with a like-minded community, through exclusive in-store events and interactions with our store associates, who act as brand ambassadors and are often customers themselves.

As of January 28, 2023, we operated 639 stores in the U.S., Puerto Rico and Canada. Our stores are located primarily in premium malls, shopping plazas, lifestyle centers and outlet locations, and the quality of our real estate locations is high as substantially all of our stores are located in A and B malls or off-mall locations. Our stores are designed to deliver an immersive fit discovery experience and serve as desirable customer destinations. As a result, they are less dependent on broader traffic trends and perform consistently across all formats. Our average store size is approximately 3,100 square feet.
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
The goal of creating a welcoming and supportive environment spans our full organization from our headquarters and distribution centers to our stores. We believe that our in-store brand ambassadors are critical to our success and often represent the face of our organization to our customers. We empower our managers and in-store brand ambassadors to deliver a superior shopping experience. We provide thorough product- and fit-oriented training that aims to strengthen our brand experience in the store. We also provide our in-store brand ambassadors with sales and key performance data that help them optimize their store's performance and foster a culture of accountability. Communications with our store associates is a critical channel for valuable product and customer feedback. We believe we have established effective two-way lines of communication throughout our organization, including using technologies to communicate with stores in real time and routinely synthesize store insights and customer feedback from the field to influence decision making.
As of January 28, 2023, we employed 2,061 full-time and 5,934 part-time employees. Of these employees, 720 are employed in our headquarters in City of Industry, California and 7,275 are employed in our stores and distribution centers. Our number of employees, particularly part-time employees, fluctuates depending upon seasonal needs. Our employees are not represented by a labor union and are not party to a collective bargaining agreement.
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
Employee safety remains a priority. We develop and administer company-wide policies to ensure the safety of each team member and compliance with Occupational Safety and Health Administration standards. In 2020, the COVID-19 pandemic brought unprecedented challenges to our business, our communities, and our teams. As we managed through these challenges, we prioritized the health, safety and overall well-being of our teams and customers. At each of our retail stores, our headquarters and our West Jefferson, Ohio, distribution center, we continue to follow applicable local, state, and national government regulations, laws, and recommended guidance.
An important part of our culture is our focus on giving back to the community, which we do primarily through our Torrid Foundation that we established in 2017. The mission of the Torrid Foundation is to support various nonprofit organizations dedicated to helping women and changing lives for our customers and their diverse communities. The funds utilized in these efforts are raised from customer donations, including whole-dollar sale round-ups, and a portion of proceeds from certain product collaborations like our Breast Cancer Awareness Collection. In fiscal year 2022, the Torrid Foundation raised over $2.2 million in support of partner organizations dedicated to educating and empowering women.
Data Analytics
We have a significant volume of customer and transaction data, collected from a variety of sources, including e-Commerce and in-store interactions, our loyalty program, social media and customer surveys. For example, we have the ability to track page views, search history, clicks, linger time and purchase route for visitors to our e-Commerce platform. We use our data to drive decision making across the organization. This customer data is largely based on information provided by customers who have opted-in to be part of our loyalty program. Our extensive database contains valuable customer information that helps us better market to our customers.
We have significant visibility into our customers' transaction behavior, including purchases made across our channels. We use our customer database to acquire, develop and retain customers. We can identify customers who purchase products regardless of whether they shop on our e-Commerce platform or in-store. We leverage this customer database to drive data analysis and insights that we use in managing our business. For example, to grow the penetration of intimates sales, we are able to offer a promotion targeted at customers who have bought our apparel but not our intimates, which will encourage shopping across categories.
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

Our investments in digital and physical marketing drive customer acquisition and engagement across all of our channels. We coordinate the introduction of our collections across our e-Commerce platform and stores, allowing a customer to experience a consistent brand message wherever and whenever she chooses to shop. We have a large and growing following on our social media channels, including Facebook, Instagram, Pinterest, Twitter, YouTube and TikTok. We use these channels to communicate with our customers, disseminate our outbound marketing messages and collect feedback about their lifestyles and product preferences.
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
We have a diversified vendor base. No single supplier accounted for more than 15% of merchandise purchased in fiscal year 2022. Approximately 98% of our product receipts in fiscal year 2022 were sourced internationally, primarily from Asia. We plan to continue diversifying our vendor bases by both vendor and geography. We continue to reduce our exposure to factories located within China. Though we are working towards decreasing our share of product manufactured in China, our manufacturing partners may source their own raw materials from third parties in other countries, including China. We maintain compliance guidelines for our vendors that dictate various standards including product quality, manufacturing practices, labor compliance and legal compliance. Through third parties, we periodically monitor our factories and suppliers to ensure compliance with these guidelines.
Distribution and Fulfillment
Our unified commerce business model is serviced by our distribution facility located in West Jefferson, Ohio. We acquired the operations of the fully-functional, state-of-the-art distribution center in West Jefferson, Ohio in 2018. This 750,000 square foot facility is highly automated and is capable of handling our existing and future needs. Additionally, the West Jefferson facility is equipped with omni-channel capabilities that enables buy-online-pickup-in-store ("BOPIS") while continuing to drive efficient online returns and allowing us to execute on our unified commerce strategy. During 2020 we also accelerated our omni-channel offerings such as ship from store and curbside pickup, which when combined with BOPIS continues to drive both customer acquisition and retention.
Our distribution center manages the transportation, receipt, storage, sorting, packing and distribution of merchandise for our e-Commerce platform and store channels. Stores are replenished at least once per week from this facility by third-party delivery services. This frequency provides our stores a steady flow of new inventory that helps maintain product freshness and in-stock availability.
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
Seasonality
While the apparel industry is generally seasonal in nature, we have not historically experienced significant seasonal fluctuations in our sales. In fiscal year 2022, no single quarter contributed more than 27% of Torrid net sales. We believe this is partly attributable to our broad merchandise offering that encourages purchasing across seasons. We believe our reduced seasonality is also attributable to the behavior of our customer, who is generally purchasing products for herself, not as gifts.
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

Our competition in the women’s plus-size apparel industry includes:
•Plus-Size Focused Specialty Retailers. We compete with other specialty retailers that, like Torrid, focus on plus-size customers. We offer a fit-first focus and a broad and stylish product assortment that is differentiated by our vertical sourcing capabilities. We target a younger, more stylish consumer with a wide assortment that has broad appeal. We further differentiate ourselves based on the strength of our brand, industry-leading unified commerce business model and e-Commerce penetration, strong data capabilities, loyal customer base, customer-focused product assortment and highly experienced leadership team.
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
Intellectual Property
Our trademarks are important to our marketing efforts. We own or have the rights to use certain trademarks, service marks and trade names that are registered with the U.S. Patent and Trademark Office or other foreign trademark registration offices or exist under common law in the United States and other jurisdictions. Trademarks that are important in identifying and distinguishing our products and services include, but are not limited to, Torrid®, Torrid Curve®, CURV® and Lovesick®. Our rights to some of these trademarks may be limited to select markets. We also own domain names, including our website, www.torrid.com. Further, we have patent applications pending for our innovative and most popular line of bras, the 360° Back Smoothing Bra, and for our Power Mesh Panels for Tummy-Flattening Pants and Tummy-Covering Garments.
Regulation and Legislation
We are required to comply with numerous laws and regulations at the state, federal and international levels. For instance, we are subject to labor and employment, tax, environmental, privacy and anti-bribery laws. We are also subject to regulations, trade laws and customs, truth-in-advertising, consumer protection and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of stores and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.
A substantial portion of our products are manufactured outside the United States. These products are imported and are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. Some of our imported products are eligible for duty-advantaged programs. While importation of goods from foreign countries from which we buy our products may be subject to embargo by U.S. customs authorities if shipments exceed quota limits, we closely monitor import quotas and believe we have the sourcing network to efficiently shift production to factories located in countries with available quotas. The existence of import quotas has, therefore, not had a material adverse effect on our business. For more information, see "Risk Factors—Risks Related to Government Regulation and Litigation—Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or otherwise change the way we do business."
Data Privacy and Security
We collect, process, store and use confidential, proprietary and personal information, including information about our customers, our employees and other third parties. Consequently, our business is subject to increasingly complex and rigorous, and sometimes conflicting laws, regulatory standards, industry standards, external and internal privacy and security policies, contracts and other obligations governing data privacy and security in the U.S. and other jurisdictions where we do business, including with respect to the collection, storage, use, transmission, sharing and protection of personal information and other consumer data.
For example, the European Union ("EU") and United Kingdom ("UK"), have adopted strict data privacy and security regulations. The General Data Protection Regulation (EU 2016/679) ("EU GDPR"), effective May 2018, and the EU GDPR as it forms part of the laws of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union Withdrawal Act 2018 ("UK GDPR" and together with the EU GDPR, the "GDPR"), have compliance obligations applicable to businesses without an establishment in the EU, the European Economic Area ("EEA") or the UK, but that either (i) offer their goods or services to individuals located in the EU, EEA or UK, or (ii) monitor the behavior of individuals located in the EU, EEA or UK. As a result, it is possible the GDPR may apply to us.
The scope of our data privacy obligations worldwide continues to evolve as new, increasingly restrictive legislation and regulations are coming into force all around the world. For example, California enacted the California Consumer Privacy Act of 2018 (the "CCPA") which came into effect on January 1, 2020 and limits how we may collect and use personal information. In addition, on November 3, 2020, California voters approved significant modifications of the CCPA, as the California Privacy Rights Act (the "CPRA"), which further expanded consumers' rights with respect to certain personal information sharing and created a new state agency to oversee implementation and enforcement efforts. Many of the CPRA's amendments became effective on January 1, 2023. Given that enforcement of the CPRA amendments begins on July 1, 2023, it remains unclear how this law will be enforced and interpreted. Four additional states (Virginia, Colorado, Utah and Connecticut) have enacted data privacy and security laws that have, or will in the near future, come into effect. Each of these laws create additional obligations on businesses and could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities.
We may publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. For example, our compliance with our privacy policies and our general consumer data privacy and security practices may be subject to review by the Federal Trade Commission ("FTC"), which may bring enforcement actions to challenge allegedly unfair and deceptive trade practices, including the violation of privacy policies and representations or material omissions therein.
Compliance with existing, proposed and recently enacted laws and regulations can be costly and time consuming, and any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, imposition of fines by governmental authorities and damage to our reputation and credibility and could have a negative impact on revenues and profits. See "Risk Factors—Risks Related to Government Regulation and Litigation—Failure to comply with federal and state laws and regulations and industry standards relating to privacy, data protection, advertising and consumer protection, or the expansion of current or the enactment of new laws, regulations or industry standards relating to privacy, data protection, advertising and consumer protection, could adversely affect our business, financial condition, and results of operations."
Available Information
We make available on our website (investors.torrid.com) under "Financials" our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish them to the SEC. The information contained in, or that can be accessed through, our website is not part of, or incorporated by reference in, this Annual Report on Form 10-K. The SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
The charters for committees of our board of directors (Audit, Compensation and Nominating and Corporate Governance Committees), our Corporate Governance Guidelines and our Code of Business Conduct are also available on our website under "Investors, Governance Documents."
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

Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the financial and other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes and under "Management's Discussion and Analysis of Financial Condition and Results of Operations," before you decide to purchase, hold or sell shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and cash flows could be materially and adversely affected. As a result, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock.
Summary Risk Factors
The following is a summary of some of the material risks and uncertainties that could adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below:
•the effect of changes in consumer spending and general macroeconomic conditions on our operations and financial performance;
•our inability or failure to identify or respond to new trends;
•our inability to maintain and enhance our brand and attract sufficient numbers of customers to our stores or sell sufficient quantities of our products;
•increased competition from other brands or retailers and our ability to obtain favorable store locations;
•our dependency or reliance on third parties for different services, such as customer driving, product sourcing, manufacturing and transportation;
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
•changes in laws and regulations, including, among others, privacy, data protection, advertising, consumer protection, environmental and tax regulations;
•government or consumer concerns about product safety that could result in regulatory actions, recalls or changes to laws;
•our inability to protect our trademarks or other intellectual property rights;
•our substantial indebtedness and lease obligations;
•our dependency on key members of our executive management team;
•the effect of infectious disease outbreaks, including the COVID-19 pandemic, on our operations and financial performance; and
•war, terrorism and other catastrophes.

Risks Related to Our Business
Our business is sensitive to consumer spending and general economic conditions, and an economic slowdown or inflationary pressures could adversely affect our financial performance.
Consumer purchases of discretionary items, including our products, generally decline during recessionary periods and other periods where disposable income is adversely affected. Our performance is subject to factors that affect domestic and worldwide economic conditions, particularly those that affect our target demographic. These factors may include unemployment rates, levels of consumer and student debt, the availability of consumer credit, healthcare costs, reductions in net worth, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, inflation, consumer confidence, the value of the United States dollar versus foreign currencies and other macroeconomic factors, such as the economic disruption caused by the COVID-19 pandemic and the Russian invasion of Ukraine. Deterioration in economic conditions or increasing unemployment levels may reduce the level of consumer spending and inhibit consumers’ use of credit, which may adversely affect our net sales and profits. In recessionary periods, we may have to increase the number of promotional sales or otherwise dispose of inventory for which we have previously paid to manufacture, which could adversely affect our profitability in those periods. Weakened economic conditions and a slowdown in the economy could also adversely affect shopping center traffic and new shopping center development, which could materially adversely affect us.
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
Our target market of 25 to 40 year old plus-size women has stylistic preferences that cannot be predicted with certainty and are subject to change. Our success depends in large part upon our ability to effectively identify and respond to changing product trends and consumer demands among this segment, and to translate market trends into appropriate, salable product offerings. Our failure to identify and react appropriately to new and changing product trends or tastes, to accurately forecast demand for certain product offerings or an overall decrease in the demand for plus-size products could lead to, among other things, excess or insufficient amounts of inventory, markdowns and write-offs, which could materially adversely affect our business and our brand image. Because our success depends significantly on our brand image among our target segment, damage to our brand image as a result of our failure to identify and respond to changing product trends could have a material negative impact on our business. Additionally, as a direct-to-consumer brand focusing on young, plus-size women, we may not effectively identify product trends that appeal to our target segment or successfully adapt product trends prevailing in the market more broadly to this target segment. While we believe we have a flexible supply chain, we often enter into agreements for the manufacture and purchase of merchandise well ahead of the season in which that merchandise will be sold. Therefore, we are vulnerable to changes in consumer preferences and demand between the time we design and order our merchandise and the season in which this merchandise will be sold. Inventory levels for certain merchandise styles may exceed planned levels, leading to higher markdowns to sell through excess inventory and, therefore, lower than planned margins. Conversely, if we underestimate consumer demand for our merchandise, or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may negatively impact customer relationships, diminish brand loyalty and result in lost sales.
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
We face substantial competition in the plus-size women's apparel industry from both specialty and general retailers, including department stores, mass merchants, regional retail chains, web-based stores and other direct retailers that engage in the retail sale of apparel, accessories, footwear and other similar product categories. We compete with these businesses for customers, vendors, digital marketing channels, suitable store locations and personnel. We compete on the basis of a combination of factors, including among others, our knowledge of and focus on our target segment, price, breadth, quality, fit and style of merchandise offered, in-store experience, level of customer service, ability to identify and offer new and emerging product trends and brand image.
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
Our stores are primarily located in shopping centers, and some of these shopping centers have been experiencing declines in customer traffic, including as a result of an increasing number of customers that have begun to shop online. While we believe we are a destination for our customers, our sales at these stores are impacted by the volume of customer traffic in those shopping centers and the surrounding area. In centers that may experience declining customer traffic, certain of our expenses are contractually fixed and our ability to reduce these expenses if we were to experience sales declines is limited in the near term. To mitigate this potential risk, we have negotiated termination provisions in a majority of our store leases that allow us to terminate the lease if store sales fall below certain thresholds or if certain co-tenancy requirements are not met. However, these provisions may not be adequate to protect our results of operations if our sales were to decline.
Our stores in shopping centers benefit from the ability of other tenants, particularly anchor stores, such as department stores, to generate consumer traffic in the vicinity of our stores and maintain the overall popularity of the shopping center as a shopping destination. Our net sales volume and traffic generally may be adversely affected by, among other things, a decrease in popularity of the shopping centers in which our stores are located, the closing of anchor stores important to our business, a decline in the popularity of other stores in the shopping centers in which our stores are located, changing economic conditions and/or demographic patterns (including any increases in purchases of merchandise online as opposed to in-store), or a deterioration in the financial condition of shopping center operators or developers which could, for example, limit their ability to finance tenant improvements for us and other retailers. A reduction in customer traffic as a result of these or any other factors, or our inability to obtain or maintain favorable store locations within shopping centers could have a material adverse effect on us.
If we are unable to successfully adapt to consumer shopping preferences and develop and maintain a relevant and reliable omni-channel experience for our customers, our financial performance and brand image could be adversely affected.
We are continuing to grow our omni-channel business model. While we interact with many of our customers largely through our stores, our customers are increasingly using computers, tablets and smartphones to make purchases online and to help them in making purchasing decisions when in our stores. Our customers also engage with us online through our social media channels, including Facebook, Instagram, Pinterest, TikTok, YouTube and Twitter, by providing feedback and public commentary about all aspects of our business. Omni-channel retailing is rapidly evolving and our success depends on our ability to anticipate and implement innovations in customer experience and logistics in order to appeal to customers who increasingly rely on multiple channels to meet their shopping needs. If for any reason we are unable to implement our omni-channel initiatives or provide a convenient and consistent experience for our customers across all channels that provides the products they want, when and where they want them, then our financial performance and brand image could be adversely affected.
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
While we believe the opportunity exists to open a substantial number of stores without competing with our existing units, to the extent we open new stores in markets where we have existing stores, our existing stores in those markets may experience reduced net sales. Moving or expanding store locations and operating stores in new markets may present competitive, merchandising and regulatory challenges we do not have experience in or know how to face. Our planned growth will also require additional infrastructure for the development, maintenance and monitoring of those stores. In addition, if our current management systems and information systems are insufficient to support this expansion, our ability to open new stores and to manage our existing stores would be adversely affected. If we fail to continue to improve our infrastructure, we may be unable to implement our growth strategy or maintain current levels of operating performance in our existing stores.
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
A majority of our leases have early termination clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods or if the center does not meet specified occupancy standards. In addition to future minimum lease payments, some of our store leases provide for additional rental payments based on a percentage of net sales, or "percentage rent," if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. As we expand our footprint, our lease expense and our cash outlays for rent under the lease terms will increase.
We depend on cash flow from operations to pay our lease expenses. If our business does not generate sufficient cash flow from operating activities to fund these expenses, we may not be able to service our lease expenses, which could materially harm our business. Furthermore, the significant cash flow required to satisfy our obligations under the leases increases our vulnerability to adverse changes in general economic, industry and competitive conditions, and could limit our ability to fund working capital, incur indebtedness and make capital expenditures or other investments in our business.
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
Our success depends in part upon our ability to attract, motivate and retain a sufficient number of employees who understand and appreciate our corporate culture and customers and are able to adequately and effectively represent this culture and establish credibility with our customers. The employee turnover rate in the retail industry is generally high and worsened during the COVID-19 pandemic. Excessive employee turnover will result in higher employee costs associated with finding, hiring and training new employees. If we are unable to hire and retain personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture, understanding of our customers and knowledge of the merchandise we offer, our ability to open new stores may be impaired, the performance of our existing and new stores could be materially adversely affected, our brand image may be negatively impacted and our results of operations may be adversely affected. Competition for such qualified individuals could require us to pay higher wages to attract a sufficient number of employees. Changes to our office environments, the adoption of new work models and our requirements and/or expectations about when or how often certain employees work on-site or remotely may not meet the expectations of our employees. As businesses increasingly operate remotely, traditional geographic competition for talent may change in ways that we cannot presently predict. If our employment proposition is not perceived as favorable compared to other companies, it could negatively impact our ability to attract and retain our employees.
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
We rely on third parties to provide us with certain key services for our business. If any of these third parties fails to perform its obligations to us or declines to provide services to us in the future, we may suffer a disruption to our business. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely basis on terms favorable to us.
We receive certain key services from a range of different third parties, including merchandise vendors, landlords, suppliers and logistics partners. For example, we rely on third parties to provide certain inbound and outbound transportation and delivery services, customs and brokerage services and real estate management services. In connection with our sourcing activities, we rely on vendors to help us source products. If any of these third parties fails to perform its obligations to us or declines to provide services to us in the future, we may suffer a disruption to our business or increased costs. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.
Failure to effectively utilize information systems and implement new technologies could disrupt our business or reduce our sales or profitability.
We rely extensively on various information systems, including data centers, hardware and software and applications to manage many aspects of our business, including to process and record transactions in our stores, to enable effective communication systems, to track inventory flow, to manage logistics and to generate performance and financial reports. These various systems are substantially operated by our services provider, and we rely on them for efficient and consistent operations of these systems. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems. Our computer systems and the third-party systems we rely on are also subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses, malware, phishing or distributed denial-of-service attacks; security breaches; cyber-attacks; catastrophic events such as fires, floods, earthquakes, tornadoes and hurricanes; acts of war or terrorism and design or usage errors by our associates or contractors. Compromises, interruptions or shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations.
From time to time, our systems require modifications and updates, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; integrating new service providers; and adding enhanced or new functionality. Although we are actively selecting systems and vendors and implementing procedures to enable us to maintain the integrity of our systems when we modify them, there are inherent risks associated with modifying or replacing systems and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementation of these technology initiatives could reduce the efficiency of our operations in the short term. In addition, any interruption in the operation of our website, particularly our e-Commerce site, could cause us to suffer reputational harm or to lose sales if customers are unable to access our site or purchase merchandise from us during such interruption. The efficient operation and successful growth of our business depends upon our information systems. The failure of our information systems and the third-party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business or subject us to liability and thereby harm our profitability.
Unauthorized disclosure of sensitive or confidential information, whether through a breach of our computer system or otherwise, could severely hurt our business.
Some aspects of our business, like that of most direct-to-consumer businesses, involves the receipt, storage and transmission of customers’ personal information, consumer preferences and payment card information, including in relation to our private label credit card, as well as confidential information about our associates, our suppliers and our Company, some of which is entrusted to third-party service providers and vendors. We increasingly rely on commercially available systems, software, tools (including encryption technology) and monitoring to provide security and oversight for processing, transmission, storage and the protection of confidential information. Despite the security measures we have in place, our facilities and systems, and those of third parties with which we do business, may be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Additionally, as a result of state-sponsored cyber threats including those stemming from the Russian invasion of Ukraine, we may face increased cybersecurity risks as companies in the United States and its allied countries have become targets of malicious cyber activity.
Electronic security attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high profile electronic security breaches leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies. Attempts by computer hackers or other unauthorized third parties to penetrate or otherwise gain access to our computer systems or the systems of third parties with which we do business through fraud or other means of deceit, if successful, may result in the misappropriation of personal information, payment card or check information or confidential business information. Such incidents have been attempted or have occurred in the past, and may occur in the future. Hardware, software or applications we utilize may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. In addition, our associates, contractors or third parties with which we do business or to which we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. Despite advances in security hardware, software and encryption technologies, the methods and tools used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We are implementing and updating our processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever- evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems, procedures, controls and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data.
An electronic security breach in our systems (or in the systems of third parties with which we do business) that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation and lead to financial losses from remedial actions, loss of business or potential liability, including possible punitive damages. In addition, as the regulatory environment relating to retailers and other companies' obligation to protect such sensitive data becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could result in additional costs, and a material failure on our part to comply could subject us to fines or other regulatory sanctions and potentially to lawsuits. Further, we could be required to expend significant capital and other resources to address any data security incident or breach, which may not be covered or fully covered by our insurance and which may involve payments for investigations, forensic analyses, legal advice, public relations advice, system repair or replacement or other services.
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

Risks Related to the Manufacturing, Processing and Supply of Our Products
We do not own or operate any manufacturing facilities and therefore depend upon third parties for the manufacture of all of our merchandise. The inability of a manufacturer to ship goods on time and to our specifications, or to operate in compliance with our guidelines or any other applicable laws, could negatively impact our business.
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
The raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by high demand for cotton, high demand for petroleum-based synthetic and other fabrics, weather conditions, supply conditions, government regulations, economic climate and other unpredictable factors. In addition, our transportation and labor costs are subject to price volatility caused by many of these same factors. Increases in the demand for, or the price of, raw materials used to manufacture our merchandise or increases in transportation or labor costs could each have a material adverse effect on our cost of sales or our ability to meet our customers' needs. We may not be able to pass all or a material portion of such increased costs on to our customers, which could negatively impact our profitability. Higher gasoline prices may also affect the willingness of consumers to drive to our stores or the shopping centers where they are located, and thereby adversely affect customer traffic. Continued rises in energy or other commodity costs could adversely affect consumer spending and demand for our products and increase our operating costs, either of which could have a material adverse effect on our financial condition and results of operations.
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
We purchase the majority of our merchandise outside of the United States through arrangements with various vendors. Political, social or economic instability in regions where our products are made, could cause disruptions in trade, including exports to the United States. Actions in various countries, particularly China and the United States, have created uncertainty with respect to tariff impacts on the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed and timing of the tariffs. Other events that could also cause disruptions to our supply chain include:

•the imposition of additional trade law provisions or regulations;
•the imposition of additional duties, tariffs and other charges on imports and exports, including as a result of the trade war between China and the United States;
•quotas imposed by bilateral textile agreements;
•foreign currency fluctuations;

•natural disasters;
•public health issues and epidemic diseases, their effects (including any disruptions they may cause) or the perception of their effects, such as the COVID-19 pandemic;
•theft;
•restrictions on the transfer of funds;
•the financial instability or bankruptcy of manufacturers; and
•significant labor disputes, such as dock strikes.
We cannot predict whether the countries in which our merchandise is manufactured, or may be manufactured in the future, will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, border taxes, embargoes, safeguards and customs restrictions against apparel items, as well as labor strikes and work stoppages or boycotts, could increase the cost or reduce or delay the supply of apparel available to us and adversely affect our business, financial condition or results of operations. See also "—We source a significant amount of our product receipts from China, which exposes us to risks inherent in doing business there" and "—Changes in tax laws or regulations or in our operations may impact our effective tax rate and may adversely affect our business, financial condition and results of operations."
We source a significant amount of our product receipts from China, which exposes us to risks inherent in doing business there.
In fiscal year 2022, we sourced approximately 56% of our products from manufacturing partners in China. Additionally, our manufacturing partners outside of China may source their own raw materials from third parties in other countries, including China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees' probation and unilaterally terminating labor contracts. Our results of operations will be materially and adversely affected if the labor costs of our third-party suppliers and manufacturers increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China.
Sourcing our product receipts from China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to source product receipts from China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to source our product receipts from China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. Also, outbreaks of epidemic, pandemic, or contagious diseases, such as the ongoing COVID-19 outbreak originating in China, may adversely impact our ability to source products from China, including fabrics, or to source them in a timely manner. Such impacts on our sourcing could result from, among other things, disruptions from the temporary closure of third-party supplier and manufacturer facilities, restrictions on the export or shipment of our products or significant cutback of ocean container delivery from China. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected. See also "—The interruption of the flow of merchandise from international manufacturers could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports" and "—Changes in tax laws or regulations or in our operations may impact our effective tax rate and may adversely affect our business, financial condition and results of operations."
If our distribution facility were to encounter difficulties or if it were to shut down for any reason, we could face shortages of inventory in our stores, delayed shipments to our e-Commerce customers and harm to our reputation. Any of these issues, as well as loss of the use of our corporate offices due to natural disasters, public health issues or otherwise could have a material adverse effect on our business operations.
We operate and are continuing to invest in our own distribution facility in West Jefferson, Ohio. The success of our stores depends on their timely receipt of merchandise. The efficient flow of our merchandise requires that our distribution facility be operated effectively and have adequate capacity to support our current level of operations and any anticipated increased levels that may follow from the growth of our business.
If we encounter difficulties associated with our distribution facility or our facility were to shut down for any reason, including as a result of fire or other natural disaster, public health issues (including COVID-19) or work stoppage, we could face shortages of inventory, resulting in "out of stock" conditions in our stores, incur significantly higher costs and longer lead times associated with distributing our products to both our stores and e-Commerce customers and experience dissatisfaction from our customers. Any of these outcomes could have a material adverse effect on our business and harm our reputation.
In addition to our distribution facility, our corporate offices are also vulnerable to damage from natural disasters, fire, public health issues and other unexpected events which could cause us to experience significant disruption in our business, resulting in lost sales and productivity, and causing us to incur significant costs to repair, any of which could have a material adverse effect on our business.
We rely upon independent third-party transportation providers for substantially all of our product shipments and are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver on a timely basis.
We currently rely upon independent third-party transportation providers for substantially all of our product shipments, including shipments to our distribution center, to and from all of our stores and to our customers. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather which may impact a shipping company's ability to provide delivery services that adequately meet our shipping needs. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current independent third-party transportation providers which, in turn, would increase our costs.
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
We rely on a variety of marketing and advertising techniques, including email communications, affiliate partnerships, social media interactions, influencer partnerships, digital marketing, direct mailers and public relations initiatives, and we are subject to various laws, regulations and industry standards that govern such marketing and advertising practices. Increasingly complex and rigorous, and sometimes conflicting laws, regulatory standards, industry standards, external and internal privacy and security policies, contracts and other obligations govern the collection, use, retention, sharing and security of consumer data, particularly in the context of digital marketing, which we rely upon to attract new customers.
Laws, regulations and industry standards (including, for example, the Payment Card Industry Data Security Standard, or PCI-DSS) relating to privacy, data protection, marketing and advertising and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, standards, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities, customers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain data sets. Any such claims, proceedings or actions may also hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of customers, suppliers or vendors and result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party "cookie" and other methods of online tracking for behavioral advertising and other purposes. The U.S. government has enacted, has considered or is considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and, consequently, materially and adversely affect our business, financial condition, and results of operations.
In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, on January 1, 2023, the CPRA amendments to the CCPA came into force. Among other operational requirements for covered companies, the CCPA mandates that covered companies provide new disclosures to California consumers and afford such consumers data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request correction or deletion of such personal information, and the right to request to opt-out of certain sales, or disclosures for the purposes of cross-context behavioral advertising, of such personal information. The California Attorney General and a standalone California data privacy agency can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Four additional states (Virginia, Colorado, Utah and Connecticut) have enacted data privacy and security laws that have, or will in the near future, come into effect and other states may follow. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Additionally, the FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose expanded standards for the online collection, use, dissemination and security of data.
Foreign privacy laws are also undergoing a period of rapid change, have become more stringent in recent years and may increase the costs and complexity of offering our products and services in new geographies. In Canada, where we operate, the Personal Information Protection and Electronic Documents Act ("PIPEDA") and various provincial laws require that companies give detailed privacy notices to consumers; obtain consent to use personal information, with limited exceptions; allow individuals to access and correct their personal information; and report certain data breaches. In addition, Canada’s Anti-Spam Legislation ("CASL") prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with PIPEDA, CASL or provincial privacy or data protection laws could result in significant fines and penalties or possible damage awards.
In addition, the data protection landscape in the EU, EEA and UK is continually evolving and in some cases, laws or regulations in one country may be inconsistent with, or contrary to, those of another country. Tracking existing data privacy laws and regulations, new data privacy laws and regulations, and changes to the same over time, together with implementing compliance measures may result in possible significant operational costs for internal compliance and risks to our business. Compliance with the GDPR may require adhering to stringent legal and operational obligations and therefore the dedication of substantial time and financial resources by the business, which may increase over time (in particular in relation to any transfers of any personal data to third parties located in certain jurisdictions). Failure to comply with the GDPR may lead to the business incurring fines and/or facing other enforcement action or reputational damage. For example, failure to comply with the GDPR, depending on the nature and severity of the breach (and with a requirement on regulators to ensure any enforcement action taken is proportionate), could (in the worst case) attract regulatory penalties of up to the greater of (i) €20 million / £17.5 million (as applicable); and (ii) 4% of an entire group's total annual worldwide turnover, as well as the possibility of other enforcement actions (such as suspension of processing activities and audits), and liabilities from third-party claims.
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

Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition and results of operations. Finally, any actual or perceived failure to comply with these laws could result in a costly investigation or litigation resulting in potentially significant liability and a material and adverse impact on our reputation and business.
We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.
We accept payments using a variety of methods, including cash, checks, credit and debit cards and gift cards, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly.
For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. As a result, our business and operating results could be adversely affected.
There are claims made against us from time to time that can result in litigation or regulatory proceedings which could distract management from our business activities and result in significant liability.
We face the risk of litigation and other claims against us. Litigation and other claims may arise in the ordinary course of our business and include commercial disputes, employment related claims, including wage and hour claims, intellectual property disputes, such as trademark, copyright and patent infringement disputes, consumer protection and privacy matters, product-related allegations and premises liability claims. In addition, we could face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, ERISA and disability claims.
Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the United States Equal Employment Opportunity Commission, the FTC or the Consumer Product Safety Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and could require significant management time. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses, legal liability and injunctions against us or restrictions placed upon us, which could disrupt our operations, preclude us from selling products, or otherwise have a material adverse effect on our operations, financial results and our reputation.
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
Moreover, changes in product safety or other consumer protection laws, environmental laws and other regulations could lead to increased compliance costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws and future compliance costs related to such changes could be material to us. See "—Failure to comply with federal and state laws and regulations and industry standards relating to privacy, data protection, advertising and consumer protection, or the expansion of current or the enactment of new laws, regulations or industry standards relating to privacy, data protection, advertising and consumer protection, could adversely affect our business, financial condition, and results of operations."
Changes in tax laws or regulations or in our operations may impact our effective tax rate and may adversely affect our business, financial condition and results of operations.
Changes in tax laws or regulations in any of the jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could adversely affect our business, financial condition and operating results. For example, the U.S. government recently enacted the Inflation Reduction Act of 2022 (the "IR Act"), which includes changes to the U.S. corporate income tax system, including a 15% alternate minimum tax based on the adjusted financial statement income of corporations or their predecessors with a three-year taxable year average annual adjusted financial statement income in excess of $1 billion, and a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. In addition, the current administration has announced a proposal to increase such excise tax to 4%. The IR Act also includes provisions intended to mitigate climate change by, among others, providing tax credit incentives for reductions in greenhouse gas emissions. While we do not believe that the IR Act will have a material impact on our consolidated financial statements, any future corporate tax legislation could have that effect.
Additionally, recent political developments have introduced greater uncertainty with respect to tax and trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. We source the majority of our merchandise from manufacturers located outside of the U.S., including a significant amount from Asia. China and the United States have each previously imposed tariffs on exports from the other in a trade war, and an escalation of the trade war remains a possibility. It is unclear whether these challenges and uncertainties will be contained or resolved, and what effects they may have on the global political and economic conditions in the long term. Further major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity. See also "—The interruption of the flow of merchandise from international manufacturers could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports" and "—We source a significant amount of our product receipts from China, which exposes us to risks inherent in doing business there."
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
We rely on certain trademark registrations and common law trademark rights to protect the distinctiveness of our brand. However, there can be no assurance that the actions we have taken to establish and protect our trademarks will be adequate to prevent imitation of our trademarks by others or to prevent others from claiming that sales of our products infringe, dilute or otherwise violate third-party trademarks or other proprietary rights that could block sales of our products.
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
Litigation may be necessary to protect and enforce our trademarks and other intellectual property rights, or to defend against claims by third parties alleging that we infringe, dilute or otherwise violate third-party trademarks or other intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, and whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. Any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property rights, could subject us to significant liabilities, require us to seek licenses on unfavorable terms, if available at all, prevent us from manufacturing or selling certain products, limit our ability to market or sell to our customers using certain methods or technologies and/or require us to redesign or re-label our products or rename our brand, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Risks Related to Our Indebtedness
Our indebtedness and lease obligations could adversely affect our financial flexibility and our competitive position.
On June 14, 2021, we entered into the New Term Loan Credit Agreement in an initial aggregate amount of $350.0 million and used borrowings thereunder to, among other things, repay and terminate the Original Term Loan Credit Agreement. Our New Term Loan Credit Agreement has a maturity date of June 14, 2028. As of January 28, 2023, we had $329.2 million of outstanding indebtedness, net of unamortized original issue discount ("OID") and financing costs, consisting of loans under the New Term Loan Credit Agreement and borrowings under the Existing ABL, as amended. For a description of our debt service obligations, including mandatory repayments, under the New Term Loan Credit Agreement, see "Note 12—

Debt Financing Arrangements." Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant lease obligations. As of January 28, 2023, the estimated annual future occupancy payments for lease terms that include periods covered by options to extend some of our leases was $257.4 million. Our indebtedness and lease obligations could have other important consequences to you and significant effects on our business. For example, it could:

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
•restrict us from pursuing business opportunities;
•make it more difficult to satisfy our financial obligations, including payments on our indebtedness;
•place us at a disadvantage compared to our competitors that have less debt and fewer lease obligations; and
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.
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
The New Term Loan Credit Agreement and the agreement governing the Existing ABL Facility, as amended, contain, and the agreements evidencing or governing any other future indebtedness, may contain, financial restrictions on us and our restricted subsidiaries, including restrictions on our or our restricted subsidiaries' ability to, among other things:

•place liens on our or our restricted subsidiaries’ assets;
•make investments other than permitted investments;
•incur additional indebtedness;
•prepay or redeem certain indebtedness;
•merge, consolidate or dissolve;
•sell assets;
•engage in transactions with affiliates;
•change the nature of our business;
•change our or our subsidiaries' fiscal year or organizational documents; and
•make restricted payments (including certain equity issuances).
In addition, we are required to maintain compliance with various financial ratios in the agreement governing the Existing ABL Facility, as amended.
A failure by us or our subsidiaries to comply with the covenants under the New Term Loan Credit Agreement or the agreement governing the Existing ABL Facility, as amended, or to maintain the required financial ratios contained in the agreement governing the Existing ABL Facility, as amended, could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Additionally, a default by us under the New Term Loan Credit Agreement, the agreement governing the Existing ABL Facility, as amended, or an agreement governing any other future indebtedness may trigger cross-defaults under the New Term Loan Credit Agreement, the agreement governing the Existing ABL Facility, as amended, or any other future agreements governing our indebtedness. Upon the occurrence of an event of default or cross-default under any of the present or future agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern. See "Note 12—Debt Financing Arrangements."
Risks Related to Ownership of Our Common Stock
We are a "controlled company" and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. In addition, Sycamore’s interests may conflict with our interests and the interests of other stockholders.
As of January 28, 2023, Sycamore Partners Management, L.P. ("Sycamore") controlled the voting power of a majority of our common stock. As a result, we are a "controlled company" within the meaning of the applicable stock exchange corporate governance standards. Under the rules of the NYSE, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain stock exchange corporate governance requirements, including:

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
The interests of Sycamore and its affiliates, which include Hot Topic, could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by Sycamore could delay, defer or prevent a change of control of our Company or impede a merger, takeover or other business combination which may otherwise be favorable for us and our other stockholders. Additionally, Sycamore is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly, with us. Sycamore may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Sycamore continues to directly or indirectly own a significant amount of our common stock, even if such amount is less than a majority thereof, Sycamore will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.
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
•size of our public float;
•stock price performance and valuations of our competitors;
•fluctuations in stock market prices and volumes;
•default on our indebtedness;
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
In the future, we may also issue securities if we need to raise capital. The amount of shares of our common stock issued in connection with a capital raise or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Our stockholders may experience immediate dilution upon such future equity issuances or the exercise of stock options to purchase common stock granted to our employees, consultants and directors under our stock option and incentive plans.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of our Company more difficult without the approval of our board of directors. Among other things, these provisions:

•would allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend or other rights or preferences superior to the rights of the holders of common stock;
•prohibit stockholder action by written consent from and after the date on which Sycamore, Sycamore Partners Torrid, L.L.C. and each of their respective affiliates (the "Sycamore Investors") cease to beneficially own at least 50% of the total voting power of all then outstanding shares of our common stock (the "Trigger Event") unless such action is recommended by all directors then in office;
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
If we are unable to design, implement and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), we may not be able to report our financial results in a timely and reliable manner, which could have a material adverse effect on our business and stock price.
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
If we are unable to conclude that we have effective internal control over financial reporting or material weaknesses or control deficiencies occur in the future, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements and investors may lose confidence in our financial reporting, which could have a material adverse effect on the trading price of our stock.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with the Company or the Company’s directors, officers or other employees.
Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our Company, (2) action asserting a claim of breach of a fiduciary duty owed by any director or officer of our Company to the Company or the Company’s stockholders, (3) action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the Delaware General Corporation Law (the "DGCL") or our amended and restated certificate of incorporation or our amended and restated bylaws, or (4) action asserting a claim against us or any director or officer of the Company governed by the internal affairs doctrine. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation will provide that, unless we consent in writing to the selection of an alternate forum, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. We note that there is uncertainty as to whether a court would enforce the choice of forum provision with respect to claims under the federal securities laws, and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. This choice-of-forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Company's directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
General Risk Factors
Our operations and financial performance have been affected by, and may continue to be affected by, infectious disease outbreaks, such as the COVID-19 pandemic.
We could be adversely affected by infectious disease outbreaks, such as COVID-19. The spread of COVID-19 disrupted, and may continue to disrupt, local, regional and global economies and businesses in the countries in which we operate, as well as adversely affected workforces, customers, consumer sentiment, economies and financial markets, and impacted our financial results. The COVID-19 outbreak, including the spread of COVID-19 variants, caused a disruption in our supply chain and has adversely impacted economic conditions in North America, Europe, China and elsewhere. These and other disruptions, as well as poor economic conditions generally, may lead to a decline in the sales and operating results of our omni-channel business. In addition, the continuation of the global outbreak of COVID-19, or any other future pandemic, may adversely affect the economies and financial markets of many countries and could result in a sustained reduction in the demand for our products. A decline in the sales and operating results of our products could in turn materially and adversely affect our ability to pursue our growth strategy. Each of these results would reduce our future sales and profit margins, which in turn could materially and adversely affect our business and results of operations. To the extent the COVID-19 pandemic, or any other future pandemic, adversely affects our business, financial condition, results of operations, cash flows and prospects, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section, such as those relating to our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.
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

The requirements of being a public company may strain our resources, divert management's attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to certain reporting requirements. We have incurred, and will continue to incur, significant costs associated with complying with the requirements of the Exchange Act, Sarbanes-Oxley and any rules promulgated thereunder, as well as the rules of the NYSE. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The expenses incurred by public companies generally for reporting and corporate governance purposes have also been increasing. We may need to hire additional accounting, finance and other personnel in connection with our continued efforts to comply with these requirements, and our management and other personnel will continue to devote a substantial amount of time toward maintaining compliance with these requirements. The various laws and regulations applicable to public companies also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
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
None.

Item 2. Properties
We are headquartered in City of Industry, California. Our principal executive offices are leased under a lease agreement expiring in 2024, with options to renew thereafter. We do not own any real property.
As of January 28, 2023, we operated 639 stores in 50 U.S. states, Puerto Rico and Canada. Our stores are located primarily in premium malls, strip centers, lifestyle centers or outlet locations. They perform consistently across all formats because, we believe, our stores serve as a shopping destination for our customers and are therefore less dependent on broader traffic trends. The average size of our stores is approximately 3,100 square feet. All of our stores are leased from third parties and we expect new leases to have initial terms of six years based on current discussions. A majority of our store leases, including all new leases signed since fiscal year 2013 include performance-based early termination provisions or "kickout" clauses. These clauses provide us the contractual flexibility to exit a store or renegotiate rent in the event a store’s performance deteriorates. Approximately 70% of current leases will have a termination or kickout within 3 years of the end of fiscal year 2022, providing us with significant flexibility. The average remaining lease term was 3.4 years as of January 28, 2023, before the assumed benefit of kickout clauses. Assuming termination of each lease at the earlier of its first available kickout date or full term, the average remaining lease term was 2.0 years as of January 28, 2023. Substantially all of our store leases also include early termination provisions based on co-tenancy requirements for the shopping center. Given the positive performance trajectory of our stores, we have historically exercised these kick-out or co-tenancy termination provisions on a limited basis. As of January 28, 2023, 56% of our total leases were on variable rent structures, providing additional flexibility to our store fleet going forward. A number of our leases have built-in options to extend our tenancy for periods of up to five years.
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

The table below sets forth the number of Torrid stores by U.S. state or territory or Canadian province that we operated as of January 28, 2023.

U.S. State	Number of Stores	U.S. State	Number of Stores	U.S. State	Number of Stores
AK	2	ME	2	SC	6
AL	7	MI	22	SD	2
AR	6	MN	14	TN	15
AZ	15	MO	12	TX	57
CA	59	MS	5	UT	7
CO	12	MT	2	VA	15
CT	8	NC	17	VT	1
DE	2	ND	3	WA	16
FL	36	NE	3	WI	15
GA	19	NH	6	WV	5
HI	3	NJ	18	WY	1
IA	8	NM	5
ID	3	NV	7		Number of Stores
IL	23	NY	19	Canada
IN	17	OH	28	CAN-AB	4
KS	3	OK	7	CAN-BC	2
KY	9	OR	8	CAN-MB	1
LA	10	PA	25	CAN-NB	1
MA	10	PR	2	CAN-ON	18
MD	12	RI	2	CAN-WN	2

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

Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol "CURV" and began trading on July 1, 2021. Prior to that date there was no public trading market for our common stock. Our website is www.torrid.com. The number of holders of record of our common stock as of March 22, 2023 was 35.
Stock Performance Graph
This performance graph shall not be deemed "filed" with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Torrid Holdings Inc. under the Securities Act or the Exchange Act.

The graph below presents our cumulative total shareholder returns on our common stock relative to the performance of the S&P 500 Index and the S&P Retail Select Industry Index. The graph assumes $100 was invested at the market close on July 1, 2021, which was the first day our common stock began trading and its relative performance is tracked through January 27, 2023. Data for the S&P 500 Index and the S&P Retail Select Industry Index assume reinvestment of dividends, if any. The graph uses the closing market price on July 1, 2021 of $24.15 per share as the initial value of our common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

(in dollars)	July 1, 2021	January 28, 2023
Torrid Holdings Inc.	$100.00	$15.36
S&P 500	$100.00	$94.23
S&P 500 Retail Select Industry	$100.00	$71.18
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
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Share Repurchases
On December 6, 2021, our board of directors authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. During the three months ended January 28, 2023, we did not repurchase any shares of our common stock. As of January 28, 2023, we had approximately $44.9 million remaining under the repurchase program.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled "Risk Factors."
Overview
Torrid is a direct-to-consumer brand of apparel, intimates and accessories in North America, targeting the 25- to 40-year old woman who wears sizes 10 to 30. Torrid is focused on fit and offers high quality products across a broad assortment that includes tops, bottoms, denim, dresses, intimates, activewear, footwear and accessories. Our proprietary product offering delivers a superior fit for the curvy woman that makes her love the way she looks and feels. Our style is unapologetically youthful and sexy. We believe our customer values the appeal and versatility of our curated product assortment that helps her look her best for any occasion, including weekend, casual, work and dressy, all at accessible price points. Through our product and brand experience we connect with customers in a way that other brands, many of which treat plus-size customers as an after-thought, have not.
Key Financial and Operating Metrics
We use the following metrics to assess the progress of our business, inform how we allocate our time and capital, and assess the near-term and longer-term performance of our business.

	Fiscal Year Ended
	(in thousands, except net sales per active customer, number of stores and percentages)
	January 28, 2023	January 29, 2022	January 30, 2021
Active customers (as of end of period)(A)	3,902	3,821	3,182
Net sales per active customer(A)	$330	$340	$309
Comparable sales(B)	(3)%	31%	(7)%
Number of stores (as of end of period)	639	624	608
Net income (loss)	$50,209	$(29,944)	$24,532
Adjusted EBITDA(C)	$152,350	$245,853	$100,797

(A)Active customers and net sales per active customer calculated on a preceding four quarters basis.
(B)The computation of comparable sales includes results from stores that were temporarily closed due to COVID-19.
(C)Please refer to "Results of Operations" for a reconciliation of net income (loss) to Adjusted EBITDA.
Active Customers. We define an active customer as a distinct, identifiable customer who has completed at least one purchase transaction either in-store or online in the preceding four quarters. We are able to identify the vast majority of our customers primarily through our robust loyalty program, which gives us access to extensive customer and sales data. We have improved our customer tracking capabilities and have grown the proportion of our net sales attributable to active customers over time. The proportion of net sales, excluding PLCC Funds (as defined in “Note 2–Summary of Significant Accounting Policies”), that we are able to attribute to active customers was 97% for fiscal year 2022, 97% for fiscal year 2021 and 98% for fiscal year 2020. As a result, historical year-over-year growth in active customers may factor in increases attributable to our improved capabilities. We view the number of active customers as a key indicator of our growth, the reach of our e-Commerce and stores platform, the value proposition and consumer awareness of our brand and our customers' desire to purchase our products.
Net Sales per Active Customer. We define net sales per active customer for any given period as the net sales in the preceding four quarters, divided by the total number of active customers at the end of that period. We view net sales per active customer as a key indicator of our customers' purchasing patterns, including their initial and repeat purchase behavior and intend to closely monitor this metric going forward.

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
Adjusted EBITDA. Adjusted EBITDA is a supplemental measure of our operating performance that is neither required by, nor presented in accordance with GAAP and our calculation thereof may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA represents GAAP net income (loss) plus interest expense less interest income, net of other expense (income), plus provision for less (benefit from) income taxes, depreciation and amortization ("EBITDA"), and share-based compensation, noncash deductions and charges and other expenses. We believe Adjusted EBITDA facilitates operating performance comparisons from period to period by isolating the effects of certain items that vary from period to period without any correlation to ongoing operating performance. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting the overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and, as such, use it internally to report and analyze our results and as a benchmark to determine certain non-equity incentive payments made to executives.
Adjusted EBITDA has limitations as an analytical tool. This measure is not a measurement of our financial performance under GAAP and should not be considered in isolation or as an alternative to or substitutes for net income (loss), income (loss) from operations or any other performance measures determined in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Among other limitations, Adjusted EBITDA does not reflect:

•interest expense;
•interest income, net of other expense (income);
•provision for income taxes;
•depreciation and amortization;
•share-based compensation;
•noncash deductions and charges; and
•other expenses.
Material Events and Uncertainties Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and elsewhere in this Annual Report on Form 10-K in the section titled "Risk Factors."
Customer Acquisition and Retention. Our success is impacted not only by efficient and profitable customer acquisition, but also by our ability to retain customers and encourage repeat purchases. It is important to maintain reasonable costs for these marketing efforts relative to the net sales and profit we expect to derive from customers. Failure to effectively attract customers on a cost-efficient basis would adversely impact our profitability and operating results. New requirements for consumer disclosures regarding privacy practices, and new application tracking transparency framework that requires opt-in consent for certain types of tracking were implemented by third party providers in 2021, which has increased the difficulty and cost of acquiring and retaining customers. These changes may adversely affect our results of operations.

Customer Migration from Single to Omni-channel. We have a history of converting customers from single-channel customers to omni-channel customers, defined as active customers who shopped both online and in-store within the last twelve months. Customers that shop across multiple channels purchase from us more frequently and spent approximately 3.4 times more per year than our single-channel customer.
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
Inventory Management. Our strategy is built around a base of core products that provide our customer with year-round style. At the same time, we introduce new lines of merchandise approximately 16 times per year, thus providing a consistent flow of fresh merchandise to keep our customer engaged, encourage repeat business and attract new customers. We employ a data-driven approach to design and product development, proactively and quickly incorporating sales and operational performance information alongside customer feedback from thousands of product reviews. We engage in ongoing dialogue with customers through social media and customer surveys. Shifts in inventory levels may result in fluctuations in the amount of regular price sales, markdowns, and merchandise mix, as well as gross margin.
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
Components of Our Results of Operations
In the fourth quarter of fiscal year 2022, we made a voluntary change in our accounting policy regarding the classification of PLCC Funds (as defined in “Note 2–Summary of Significant Accounting Policies”) we receive pursuant to the Credit Card

Agreement (as defined in “Note 2–Summary of Significant Accounting Policies”). Historically, we recorded PLCC Funds (as defined in “Note 2–Summary of Significant Accounting Policies”) as a reduction to selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). Under the new policy, we record PLCC Funds (as defined in “Note 2–Summary of Significant Accounting Policies”) in net sales in the consolidated statements of operations and comprehensive income (loss). This reclassification does not have any impact on income from operations, income before provision for income taxes, net income (loss) or earnings (loss) per share and there was no cumulative effect to stockholders’ deficit or net assets. The recognition of PLCC Funds (as defined in “Note 2–Summary of Significant Accounting Policies”) in net sales is preferable because it will enhance the comparability of our financial statements with those of many of our industry peers and provide greater transparency into performance metrics relevant to our industry by showing the gross impact of the funds received as net sales instead of as a reduction to selling, general and administrative expenses.
Net Sales. Net sales reflects our revenues from the sale of our merchandise, shipping and handling revenue received from e-Commerce sales, PLCC Funds (as defined in “Note 2–Summary of Significant Accounting Policies”) and gift card breakage income, less returns, discounts and loyalty points/awards. Revenue from our stores is recognized at the time of sale and revenue from our e-Commerce channel is recognized upon shipment of the merchandise to the home of the customer; except in cases where the merchandise is shipped to a store and revenue is recognized when the customer retrieves the merchandise from the store. Net sales are impacted by the size of our active customer base, product assortment and availability, marketing and promotional activities and the spending habits of our customers. Net sales are also impacted by the migration of single-channel customers (i.e., customers shopping only in-store or online) to omni-channel customers (i.e., customers shopping both in-store and online), who on average spend significantly more than single-channel customers in a given year.
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses include all operating costs not included in cost of goods sold or marketing expenses. Our historical revenue growth has been accompanied by increased selling, general and administrative expenses. For instance, we continue to make payroll investments to support our long-term growth.
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

Results of Operations
Fiscal Year 2022 Compared to Fiscal Year 2021
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 28, 2023	% of Net Sales	January 29, 2022	% of Net Sales
Net sales(A)	$1,288,144	100.0%	$1,297,271	100.0%
Cost of goods sold	828,605	64.3%	759,826	58.6%
Gross profit	459,539	35.7%	537,445	41.4%
Selling, general and administrative expenses(A)	297,973	23.1%	439,409	33.8%
Marketing expenses	59,941	4.7%	52,654	4.1%
Income from operations	101,625	7.9%	45,382	3.5%
Interest expense	29,736	2.3%	29,497	2.3%
Interest income, net of other expense	207	0.0%	56	0.0%
Income before provision for income taxes	71,682	5.6%	15,829	1.2%
Provision for income taxes	21,473	1.7%	45,773	3.5%
Net income (loss)	$50,209	3.9%	$(29,944)	(2.3)%

(A)In the fourth quarter of fiscal year 2022, we made a voluntary change in our accounting policy regarding the classification of PLCC Funds (as defined in "Note 2–Summary of Significant Accounting Policies") in the consolidated statements of operations and comprehensive income (loss). The reclassification is applied retrospectively to all prior periods presented. See "Note 2–Summary of Significant Accounting Policies" for further information.

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented (dollars in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022
Net income (loss)	$50,209	$(29,944)
Interest expense	29,736	29,497
Interest income, net of other expense	207	56
Provision for income taxes	21,473	45,773
Depreciation and amortization(A)	36,074	35,204
Share-based compensation(B)	9,980	159,754
Noncash deductions and charges(C)	2,493	615
Other expenses(D)	2,178	4,898
Adjusted EBITDA	$152,350	$245,853

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)Prior to the consummation of our IPO on July 6, 2021, share-based compensation was determined based on the remeasurement of our liability-classified incentive units.
(C)Noncash deductions and charges includes losses on property and equipment disposals and the net impact of noncash rent expense.
(D)Other expenses include IPO-related transaction fees, severance costs for certain key management positions and the reimbursement of certain management expenses, primarily for travel, incurred by Sycamore on our behalf, which are not considered to be part of our core business.
Net Sales
Net sales for fiscal year 2022 decreased $9.2 million, or 0.7%, to $1,288.1 million, from $1,297.3 million for fiscal year 2021. This decrease was primarily driven by a decrease in average sales transaction value relative to fiscal year 2021, as a result of increased promotional activity, partially offset by a $15.5 million increase in PLCC Funds (as defined in “Note 2–Summary of Significant Accounting Policies”). Active customers increased 0.1 million, or 2.1%, to 3.9 million at the end of fiscal year 2022, from 3.8 million at the end of fiscal year 2021. Net sales per active customer decreased by $10 from $340 in fiscal year 2021 to $330 in fiscal year 2022. Comparable sales decreased 3.0%. The total number of stores we operate increased by 15 stores, or 2.4%, to 639 stores at the end of fiscal year 2022, from 624 stores at the end of fiscal year 2021. Our new store openings during fiscal year 2022 include an eight-location test concept of our intimates brand, Curve.
Gross Profit
Gross profit for fiscal year 2022 decreased $77.9 million, or 14.5%, to $459.5 million, from $537.4 million for fiscal year 2021. This decrease was primarily due to increases in discounts and promotions related to inventory clearance activity, and product and transportation costs, primarily as a result of inflation. Gross profit as a percentage of net sales decreased 5.7% to 35.7% in fiscal year 2022 from 41.4% in fiscal year 2021. This decrease was primarily driven by increases in discounts and promotions related to inventory clearance activity, product costs and e-Commerce shipping costs. The increases in product and e-Commerce shipping costs were primarily as a result of inflation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for fiscal year 2022 decreased $141.4 million, or 32.2%, to $298.0 million, from $439.4 million for fiscal year 2021. The decrease was primarily due to a $149.8 million decrease in share-based compensation expense and a $19.4 million decrease in performance bonuses, partially offset by increases in store and e-Commerce payroll costs of $16.6 million, primarily due to inflationary pressures, headquarters general and administrative expenses of $6.8 million and other store operating costs of $3.4 million. The decrease in share-based compensation expense during fiscal year 2022 was due to an increase in the Torrid Holding LLC equity value during fiscal year 2021. Selling, general and administrative expenses as a percentage of net sales decreased 10.7% to 23.1% in fiscal year 2022 from 33.8% in fiscal year 2021. This decrease was driven by decreased share-based compensation expense and performance bonuses, partially offset by increases in store and e-Commerce payroll costs, primarily due to inflationary pressures, and other store operating costs.
Marketing Expenses
Marketing expenses for fiscal year 2022 increased $7.3 million, or 13.8%, to $59.9 million, from $52.7 million for fiscal year 2021. This increase was primarily due to increased television and digital marketing, partially offset by decreased direct mail program spend. Marketing expenses as a percentage of net sales increased by 0.6% to 4.7% in fiscal year 2022 from 4.1% in fiscal year 2021. This increase was primarily driven by increased television and digital marketing.
Interest Expense
Interest expense was $29.7 million for fiscal year 2022, compared to $29.5 million for fiscal year 2021. The increase was primarily due an increase in the variable interest rate associated with the New Term Loan Credit Agreement and an increase in borrowings on the Existing ABL Facility, as amended, during fiscal year 2022 compared to fiscal year 2021, partially offset by the absence of the write-off of $5.2 million of unamortized deferred financing costs and OID when we repaid the amended term loan credit agreement ("Amended Term Loan Credit Agreement"), and the absence of the $2.1 million prepayment penalty.
Provision for Income Taxes
The provision for income taxes for fiscal year 2022 decreased by $24.3 million to $21.5 million, from $45.8 million for fiscal year 2021. Our effective tax rate was 30.0% for fiscal year 2022 as compared to 289.2% for fiscal year 2021. The unconventional effective tax rate for fiscal year 2021 was primarily due to the increase in the amount of non-deductible items associated with share-based compensation, relative to income before provision for income taxes for fiscal year 2021. The increase in the amount of non-deductible items associated with share-based compensation during fiscal year 2021 was driven by a $111.4 million remeasurement adjustment related to the increase in the value of the incentive units as indicated by the Torrid Holding LLC equity value as of June 30, 2021, following the pricing of our IPO.

Fiscal Year 2021 Compared to Fiscal Year 2020
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 29, 2022	% of Net Sales	January 30, 2021	% of Net Sales
Net sales(A)	$1,297,271	100.0%	$984,170	100.0%
Cost of goods sold	759,826	58.6%	643,215	65.4%
Gross profit	537,445	41.4%	340,955	34.6%
Selling, general and administrative expenses(A)	439,409	33.8%	232,754	23.6%
Marketing expenses	52,654	4.1%	51,382	5.2%
Income from operations	45,382	3.5%	56,819	5.8%
Interest expense	29,497	2.3%	21,338	2.2%
Interest income, net of other expense (income)	56	0.0%	(42)	0.0%
Income before provision for income taxes	15,829	1.2%	35,523	3.6%
Provision for income taxes	45,773	3.5%	10,991	1.1%
Net (loss) income	$(29,944)	(2.3)%	$24,532	2.5%

(A)In the fourth quarter of fiscal year 2022, we made a voluntary change in our accounting policy regarding the classification of PLCC Funds (as defined in "Note 2–Summary of Significant Accounting Policies") in the consolidated statements of operations and comprehensive income (loss). The reclassification is applied retrospectively to all prior periods presented. See "Note 2–Summary of Significant Accounting Policies" for further information.
The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (dollars in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021
Net (loss) income	$(29,944)	$24,532
Interest expense	29,497	21,338
Interest income, net of other expense (income)	56	(42)
Provision for income taxes	45,773	10,991
Depreciation and amortization(A)	35,204	33,072
Share-based compensation(B)	159,754	7,791
Noncash deductions and charges(C)	615	1,984
Other expenses(D)	4,898	1,131
Adjusted EBITDA	$245,853	$100,797

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)Prior to the consummation of our IPO on July 6, 2021, share-based compensation was determined based on the remeasurement of our liability-classified incentive units.
(C)Noncash deductions and charges includes losses on property and equipment disposals and the net impact of noncash rent expense.
(D)Other expenses include IPO-related transaction fees and the reimbursement of certain management expenses, primarily for travel, incurred by Sycamore on our behalf, which are not considered to be part of our core business.
Net Sales
Net sales for fiscal year 2021 increased $313.1 million, or 31.8%, to $1,297.3 million, from $984.2 million for fiscal year 2020. This increase was primarily driven by an increase in orders placed and an increase in average order value relative to fiscal year 2020, which was impacted by disruption caused by the COVID-19 pandemic. Active customers increased 0.6 million, or 18.8%, to 3.8 million at the end of fiscal year 2021, from 3.2 million at the end of fiscal year 2020. Net sales per active customer increased by 10.0% from $309 in fiscal year 2020 to $340 in fiscal year 2021. The total number of stores we operate increased by 16 stores, or 2.6%, to 624 stores at the end of fiscal year 2021, from 608 stores at the end of fiscal year 2020.

Gross Profit
Gross profit for fiscal year 2021 increased $196.5 million, or 57.6%, to $537.4 million, from $341.0 million for fiscal year 2020. This increase was primarily due to higher net sales volumes. Gross profit as a percentage of net sales increased 6.8% to 41.4% in fiscal year 2021 from 34.6% in fiscal year 2020. This increase was primarily driven by higher net sales volumes and leverage of store occupancy costs, distribution costs, merchandising payroll costs and store depreciation expense as a result of higher net sales volume.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for fiscal year 2021 increased $206.7 million, or 88.8%, to $439.4 million, from $232.8 million for fiscal year 2020. This increase was primarily due to a $152.0 million increase in share-based compensation expense, increased store payroll costs of $27.7 million, increased performance bonuses of $8.0 million, other store operating cost increases of $6.9 million and increased headquarters general and administrative expenses of $4.2 million, primarily due to additional costs associated with being a publicly traded company. Selling, general and administrative expenses as a percentage of net sales increased 10.2% to 33.8% in fiscal year 2021 from 23.6% in fiscal year 2020. This increase was driven by increased share-based compensation expense and performance bonuses, partially offset by leverage of headquarters general and administrative expenses, other store operating costs and store/e-Commerce payroll costs as a result of higher net sales volume.
Marketing Expenses
Marketing expenses for fiscal year 2021 increased $1.3 million, or 2.5%, to $52.7 million, from $51.4 million for fiscal year 2020. This increase was primarily due to increased digital, store and brand marketing, partially offset by decreased direct mail program spend. Marketing expenses as a percentage of net sales decreased by 1.1% to 4.1% in fiscal year 2021 from 5.2% in fiscal year 2020. This decrease was driven by leverage of our marketing expenses as a result of higher net sales volume.
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

Quarterly Financial Data
The following table summarizes our unaudited consolidated income (loss) from operations for each of the fiscal quarters in fiscal years 2022 and 2021 (dollars in thousands):

	Three Months Ended
	January 28, 2023	October 29, 2022	July 30, 2022	April 30, 2022	January 29, 2022	October 30, 2021	July 31, 2021	May 1, 2021
Net sales(A)	$301,228	$300,201	$353,522	$333,193	$318,649	$310,890	$337,507	$330,225
Cost of goods sold	205,049	198,263	222,030	203,263	214,767	181,094	183,150	180,815
Gross profit	96,179	101,938	131,492	129,930	103,882	129,796	154,357	149,410
Selling, general and administrative expenses(A)	77,837	69,347	78,574	72,215	70,292	71,048	183,678	114,391
Marketing expenses	15,827	12,638	13,502	17,974	17,378	15,023	10,728	9,525
Income (loss) from operations	2,515	19,953	39,416	39,741	16,212	43,725	(40,049)	25,494

(A)In the fourth quarter of fiscal year 2022, we made a voluntary change in our accounting policy regarding the classification of PLCC Funds (as defined in "Note 2–Summary of Significant Accounting Policies") in the consolidated statements of operations and comprehensive income (loss). The reclassification is applied retrospectively to all prior periods presented. See "Note 2–Summary of Significant Accounting Policies" and "Note 21–Quarterly Financial Data (Unaudited)" for further information.
Liquidity and Capital Resources
General
Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our Existing ABL Facility, as amended. Our primary cash needs are for merchandise inventories, payroll, rent for our stores, headquarters and distribution center, capital expenditures associated with opening new stores and updating existing stores, logistics and information technology. We also need cash to fund our interest and principal payments on the New Term Loan Credit Agreement and make discretionary repurchases of our common stock. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, prepaid expenses and other current assets, accounts payable, accrued and other current liabilities and operating lease liabilities. We believe that cash generated from operations and the availability of borrowings under our Existing ABL Facility, as amended, or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our Existing ABL Facility, as amended, or otherwise to enable us to service our indebtedness, or to make capital expenditures in the future. Our future operating performance and our ability to service or extend our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
Cash Flow Analysis
A summary of operating, investing and financing activities are shown in the following table (dollars in thousands):

	Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net cash provided by operating activities	$53,311	$121,220	$151,821
Net cash used in investing activities	(23,369)	(17,552)	(11,570)
Net cash used in financing activities	(45,117)	(197,809)	(45,925)
Net Cash Provided By Operating Activities
Operating activities consist primarily of net income (loss) adjusted for noncash items, including depreciation and amortization and share-based compensation, the effect of working capital changes and taxes paid.
Net cash provided by operating activities during fiscal year 2022 was $53.3 million compared to $121.2 million during fiscal year 2021. The decrease in cash provided by operating activities during fiscal year 2022 was primarily as a result of a decrease in share-based compensation expense added back to cash provided by operating activities as a noncash adjustment and a decrease in accrued and other current liabilities, partially offset by the following activities during fiscal year 2022: (i) an increase in net income, (ii) a decrease in prepaid income taxes and (iii) a decrease in inventory purchases. The decrease in share-based compensation expense during fiscal year 2022 was due to an increase in Torrid Holding LLC's equity value during fiscal year 2021. The decrease in accrued and other current liabilities was primarily as a result of decreases in accrued payroll and related expenses and accrued inventory-in-transit.
Net cash provided by operating activities during fiscal year 2021 was $121.2 million compared to $151.8 million during fiscal year 2020. The decrease in cash provided by operating activities was primarily as a result of increases in inventory purchases and prepaid income taxes and decreases in net income (loss), operating lease liabilities and income taxes payable and a lower increase in accounts payable compared to fiscal year 2020. The decrease in net cash provided by operating activities was partially offset by a $152.0 million increase in share-based compensation expense added back to net cash provided by operating activities as a noncash adjustment. The increase in share-based compensation expense for fiscal year 2021 was due to an increase in Torrid Holding LLC’s equity value combined with share-based compensation pursuant to the Torrid Holdings Inc. 2021 Long-Term Incentive Plan adopted on June 22, 2021. The decrease in net cash provided by operating activities was also partially offset by an increase in accrued and other current liabilities related to increases in accrued inventory in-transit and accrued payroll and related expenses and an increase in due to related parties.
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
Net cash used in investing activities were $23.4 million and $17.6 million in fiscal years 2022 and 2021, respectively. The increase in cash used in investing activities was primarily as a result of an increase in capital expenditures related to the opening of new stores and store relocations and investments in our West Jefferson, Ohio distribution center during fiscal year 2022, compared to fiscal year 2021.
Net cash used in investing activities were $17.6 million and $11.6 million in fiscal years 2021 and 2020, respectively. The increase in cash used in investing activities was primarily as a result of an increase in capital expenditures related to the opening of new stores, store relocations and investments in our West Jefferson, Ohio distribution center during fiscal year 2021, compared to fiscal year 2020.
Net Cash Used In Financing Activities
Financing activities consist primarily of (i) borrowings and repayments related to our Existing ABL Facility, as amended, (ii) borrowings and repayments related to the New Term Loan Credit Agreement and (iii) repurchases and retirement of our common stock.
Net cash used in financing activities were $45.1 million and $197.8 million for fiscal years 2022 and 2021, respectively. The decrease in net cash used in financing activities is primarily as a result of the following activities during fiscal year 2022: (i) the absence of the $300.0 million capital distribution to Torrid Holding LLC, (ii) the absence of the $212.8 million repayment of the Amended Term Loan Credit Agreement and related costs and (iii) $8.4 million net borrowing from the Existing ABL Facility, as amended, partially offset by repurchases and retirement of common stock of $31.7 million, principal payments of $21.9 million on the New Term Loan Credit Agreement and the absence of the $340.5 million proceeds received during fiscal year 2021 from the New Term Loan Credit agreement.
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

Debt Financing Arrangements
For the stated periods, our debt financing arrangements consisted of the following (in thousands):

	January 28, 2023	January 29, 2022
Existing ABL Facility, as amended	$8,380	$—
Term loan
New Term Loan Credit Agreement	328,125	350,000
Less: current portion of unamortized original issue discount and debt financing costs	(1,356)	(1,356)
Less: noncurrent portion of unamortized original issue discount and debt financing costs	(5,928)	(7,284)
Total term loan outstanding, net of unamortized original issue discount and debt financing costs	320,841	341,360
Less: current portion of term loan, net of unamortized original issue discount and debt financing costs	(16,144)	(20,519)
Total term loan, net of current portion and unamortized original issue discount and debt financing costs	$304,697	$320,841
New Term Loan Credit Agreement

On June 14, 2021, we entered into a term loan credit agreement ("New Term Loan Credit Agreement") among Bank of America, N.A., as agent, and the lenders party thereto.

The New Term Loan Credit Agreement provides for term loans in an initial aggregate amount of $350.0 million ("Principal"), which is recorded net of OID of $3.5 million and has a maturity date of June 14, 2028. In connection with the New Term Loan Credit Agreement, we paid financing costs of approximately $6.0 million.

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

If we elect the LIBOR rate, interest is due and payable on the last day of each interest period, unless an interest period exceeds three months, then the respective dates that fall every three months after the beginning of the interest period shall also be interest payment dates. If we elect the Base rate loan, interest is due and payable the last day of each calendar quarter. The elected interest rate at the end of fiscal year 2022 was approximately 10%.

In addition to paying interest on the outstanding Principal under the New Term Loan Credit Agreement, we are required to make fixed mandatory repayments of the Principal on the last business day of each fiscal quarter until maturity commencing with the second full fiscal quarter following the closing date ("Repayment"). For each of the fiscal quarters until the maturity date and starting with the fourth fiscal quarter of 2021, Repayments represent 1.25% of the Principal, reduced as a result of the application of prior Prepayments (as defined below).

Under the New Term Loan Credit Agreement, we are also required to make variable mandatory prepayments of the Principal, under certain conditions as described below, approximately 102 days after the end of each fiscal year (each, a "Prepayment"). Prepayments, if applicable, commence at the end of fiscal year 2022 and represent between 0% and 50% (depending on our first lien net leverage ratio) of Excess Cash Flow (as defined in the New Term Loan Credit Agreement) in excess of $10.0 million, minus prepayments of Principal, the Existing ABL Facility, as amended (to the extent accompanied by a permanent reduction in the commitments thereunder) and certain other specified indebtedness and amounts in connection with certain other enumerated items. As of January 28, 2023, we did not meet the Excess Cash Flow threshold to require a Prepayment.

In addition to mandatory Repayment and Prepayment obligations, we may at our option, prepay a portion of the outstanding Principal ("Optional Prepayment"). If we make Optional Prepayments before June 14, 2023, we will be subject to penalties ranging from 1.00% to 2.00% of the aggregate principal amount.

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

At the end of fiscal year 2022, we were compliant with our financial covenants under the New Term Loan Credit Agreement.

At the end of fiscal year 2022, the fair value of the New Term Loan Credit Agreement was approximately $267.4 million. The fair value of the New Term Loan Credit Agreement is determined using current applicable rates for similar instruments as of the balance sheet date, a Level 2 measurement (as defined in "Note 20—Fair Value Measurements").

At the end of fiscal year 2022, total borrowings, net of OID and financing costs, of $320.8 million remain outstanding under the New Term Loan Credit Agreement. During fiscal year 2022, we recognized $26.3 million of interest expense and $1.4 million OID and financing costs related to the New Term Loan Credit Agreement. The OID and financing costs are amortized over the New Term Loan Credit Agreement’s seven-year term and are reflected as a direct deduction of the face amount of the term loan in our consolidated balance sheets. We recognize interest payments, together with amortization of the OID and financing costs, in interest expense in our consolidated statements of operations and comprehensive income (loss).
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
Borrowings under the Existing ABL Facility, as amended, bear interest at an annual rate equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate for an interest period of one month adjusted for certain costs, plus 1.00%, in each case, plus an applicable margin that ranges from 0.25% to 0.75% based on average daily availability; or (b) at a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs ("Adjusted LIBOR"), in each case plus an applicable margin that ranges from 1.25% to 1.75%, based on average daily availability. At the end of fiscal year 2022, the applicable interest rate for borrowings under the Existing ABL Facility, as amended, was approximately 8% per annum.
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
The Existing ABL Facility, as amended, requires us to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 if we fail to maintain Specified Availability (as defined by the Existing ABL Facility, as amended) of at least the greater of 10% of the Loan Cap, as defined by the Existing ABL Facility, as amended, and $7.0 million. The Existing ABL Facility, as amended, contains a number of other covenants that, among other things and subject to certain exceptions, will restrict our ability and the ability of our subsidiaries to: incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or our other indebtedness; make investments, loans and acquisitions; engage in transactions with our affiliates; sell assets, including capital stock of our subsidiaries; alter the business we conduct; consolidate or merge; and incur liens. At the end of fiscal year 2022, we were compliant with our debt covenants under the Existing ABL Facility, as amended.
The Existing ABL Facility, as amended, specifically restricts dividends and distributions, aside from amounts to cover ordinary operating expenses and taxes, between our subsidiaries and to us. However, dividends and distributions are permitted at any time that either (1) availability under the Existing ABL Facility, as amended, is equal to or greater than 15% of the maximum borrowing amount on a pro forma basis and we are pro forma compliant with a 1.00 to 1.00 fixed charge coverage ratio or (2) availability under the Existing ABL Facility, as amended, is equal to or greater than 20% of the maximum borrowing amount on a pro forma basis. At the end of fiscal year 2022, the maximum restricted payment utilizing the Existing ABL Facility, as amended, that our subsidiaries could make from its net assets was $127.5 million.
We consider the carrying amounts of the Existing ABL Facility, as amended, to approximate fair value because it is carried at a market observable interest rate that resets periodically and is categorized as Level 2 in the fair value hierarchy.

Availability under the Existing ABL Facility, as amended, at the end of fiscal year 2022 was $134.2 million, which reflects borrowings of $8.4 million. Availability under the Existing ABL Facility, as amended, at the end of fiscal year 2022 was $123.9 million, which reflects no borrowings. Standby letters of credit issued and outstanding were $7.4 million and $5.3 million at the end of fiscal years 2022 and 2021, respectively. During the third quarter of fiscal year 2017, we incurred $0.5 million of financing costs for the Existing ABL Facility, which were reduced in fiscal year 2019 by $0.1 million written off to account for the impact of our entry into the 1st Amendment. During the second quarter of fiscal year 2021, we incurred an additional $0.7 million of financing costs in connection with our entry into the 3rd Amendment. These financing costs, together with the unamortized financing costs of $0.1 million associated with the Original ABL Facility, are amortized over the five-year term of the Existing ABL Facility, as amended, and are reflected in prepaid expenses and other current assets and deposits and other noncurrent assets in our consolidated balance sheets. During fiscal years 2022, 2021 and 2020, we amortized financing costs of $0.2 million, $0.1 million and $0.1 million, respectively. During fiscal years 2022, 2021 and 2020, interest payments were $1.8 million, $0.6 million and $0.6 million, respectively. We recognize amortization of financing costs and interest payments for the revolving credit facilities in interest expense in our consolidated statements of operations and comprehensive income (loss).
Share Repurchases
On December 6, 2021, our board of directors authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. As of January 28, 2023, we had approximately $44.9 million remaining under the repurchase program.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations, purchase obligations and non-cancelable operating leases. As of January 28, 2023, our contractual cash obligations over the next several periods are set forth below (dollars in thousands).

	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	Thereafter
Contractual Obligations:
New Term Loan Credit Agreement Obligations(1)	$328,125	$17,500	$35,000	$35,000	$240,625
Interest Expense on New Term Loan Credit Agreement Obligations(1)(2)	158,682	33,536	61,597	54,297	9,252
Purchase Obligations	209,998	209,998	—	—	—
Letters of Credit and Other Obligations(3)	36,962	27,217	9,745	—	—
Operating Lease Obligations(4)	257,350	56,665	100,724	57,147	42,814
Total	$991,117	$344,916	$207,066	$146,444	$292,691

(1)Amounts assume that the New Term Loan Credit Agreement is paid upon maturity and does not consider any variable mandatory principal prepayments or optional principal prepayments which we may make in the future.
(2)Assumes an interest rate of approximately 10% per annum, consistent with the interest rate at January 28, 2023.
(3)Amounts listed above do not include cash obligations related to relocation expenses in connection with the involuntary separation of certain employees due to the uncertainty regarding the amount of such expenses.
(4)Includes estimated annual future minimum occupancy payments under operating leases including minimum base rents, common area maintenance charges and heating, ventilation and cooling charges, for lease terms that include periods covered by options to extend some of our leases, as we are reasonably certain to exercise those options. Options to terminate our leases have not been included in any lease terms as we are not reasonably certain to exercise those options. See "Note 9—Leases" contained in the consolidated financial statements and notes, included elsewhere in this Annual Report on Form 10-K for additional disclosure related to operating lease obligations.
We have not included any income tax audit settlement payments due in less than one year in the contractual obligations table above as we do not have any open income tax audits as of January 28, 2023 or any material gross unrecognized tax benefits for which the statutes of limitations are expected to expire in fiscal year 2023. In addition, due to the uncertainty regarding the timing of future cash outflows associated with noncurrent unrecognized tax benefits of $3.3 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amounts in the contractual obligations table above.

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
The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our consolidated financial statements and to the understanding of our reported financial results include those made in connection with revenue recognition, including accounting for estimated merchandise returns and loyalty program expenses; estimating the value of inventory; determining operating lease liabilities; and estimating share-based compensation expense. Management evaluates its policies and assumptions on an ongoing basis. Our significant accounting estimates related to these accounts in the preparation of our consolidated financial statements are described below (see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our critical accounting policies).
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
At our retail store locations, we satisfy our performance obligation and recognize revenue at the point in time when a customer takes possession of the merchandise and tenders payment at the point-of-sale register. For e-Commerce sales shipped to a customer from our distribution center, or from a retail store location (ship from store), we satisfy our performance obligation and recognize revenue upon shipment, which is the point in time the customer obtains control of the merchandise after payment has been tendered. Income we receive from customers for shipping and handling is recognized as a component of revenue upon shipment of merchandise to the customer. We satisfy our performance obligation and recognize revenue from e-Commerce sales shipped to a retail store location from our distribution center, or fulfilled from merchandise already located at a retail store location (buy-online-pickup-in-store), at the point in time when the customer retrieves the merchandise from within the retail store location or at a retail store curbside.
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
We satisfy our performance obligation and recognize revenue from gift cards and store merchandise credits at the point in time when the customer presents the gift cards and store merchandise credits for redemption. Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by us for which a liability was recorded in prior periods. We recognize estimated gift card breakage over time as a component of net sales in proportion to the pattern of rights exercised by the customer as reflected in actual gift card redemption patterns over the period. Based upon historical experience, we estimate the value of outstanding gift cards that will ultimately not be redeemed (breakage) nor escheated under statutory unclaimed property laws. This amount is recognized as revenue over the time pattern established by our historical gift card redemption experience. We monitor our gift card redemption experience and associated accounting on an ongoing basis. Our historical gift card redemption experience has not varied significantly from amounts historically recorded as breakage and we believe our assumptions are reasonable. While customer redemption patterns result in estimated gift card breakage, changes in our customers’ behavior could impact the amount that ultimately is unused and could affect the amount recognized as a component of net sales.
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
We discount the fixed lease payments that make up the lease liabilities using an incremental borrowing rate ("IBR"), as the rates implicit in our leases are not readily determinable. The IBR is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The determination of the IBR for each lease term incorporates various inputs and assumptions including our publicly available credit rating, credit spreads of other publicly traded debt issued by companies with a similar credit rating to ours and a risk-free interest rate. All inputs and assumptions and corresponding IBRs are highly subjective.
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
In response to the COVID-19 pandemic, the Financial Accounting Standards Board issued interpretive guidance in April 2020, which provides entities the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease terms. We elected this option; accordingly, we did not remeasure the lease liabilities or record a change to the ROU assets for any concessions we received for our retail store leases. Rather, deferred lease payments were recorded to operating lease liabilities until paid and lease concessions were recorded in the period they were negotiated or when the lower lease expense was paid.
Share-Based Compensation
On June 22, 2021, in connection with our IPO, our board of directors adopted the Torrid Holdings Inc. 2021 Long-Term Incentive Plan (the "2021 LTIP"), for employees, consultants and directors. The 2021 LTIP provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units ("RSUs") including performance-based restricted stock units ("PSUs"), stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards intended to align the interests of service providers, with those of our shareholders, all of which are accounted for in accordance with ASC 718, Compensation-Stock Compensation. The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes share-based compensation cost as expense over the vesting period. As share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for actual forfeitures as they occur.
Stock options are valued utilizing a Black-Scholes options pricing model ("OPM"). The OPM used to value the stock options incorporates various assumptions, including dividend yield, expected volatility, risk-free interest rate and expected term of the stock options. The expected volatility is estimated based on the historical volatility of a select peer group of similar publicly traded companies for a term that is consistent with the expected term of the stock options. The risk-free interest rates are based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected term of the stock options. The expected term of the stock options represents the estimated period of time until exercise and is calculated using the simplified method which deems the term to be the average of the time-to-vesting and the contractual life of the options.
The grant date fair value of restricted stock and RSUs is based on the closing price per share of our common stock on the grant date. We recognize compensation expense for time-based awards on a straight-line basis and for performance-based awards on the graded-vesting method over the vesting period of the awards.
The fair value of PSUs is estimated at the grant date using a Monte Carlo simulation following a Geometric Brownian Motion which incorporates various assumptions, including dividend yield, expected volatility, risk-free interest rate and expected term of the PSUs. The expected volatility is estimated based on the historical volatility of a select peer group of similar publicly traded companies for a term that is consistent with the expected term of the PSUs. The risk-free interest rates are based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected term of the PSUs. The expected term of the PSUs represents the time period from the grant date and the full vesting date.
Prior to our IPO, Torrid Holding LLC issued 13,660,000 Class A, Class B, Class C, Class D, Class E, Class F, Class G, Class H and Class J Torrid incentive units, in the aggregate, net of forfeitures, to certain members of our management. These incentive units were intended to constitute profits interests.
We recognized the impact of share-based compensation associated with incentive units issued by Torrid Holding LLC in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The share-based compensation expense and related capital contribution are reflected in our consolidated financial statements as these awards were deemed to be for our benefit. The intent of the incentive units was to provide profit-sharing opportunities to management rather than equity ownership in our then parent, Torrid Holding LLC. The incentive units did not have any voting or distribution rights and contained a repurchase feature, whereby upon termination, Torrid Holding LLC had the right to purchase from former employees any or all of the vested incentive units at fair value. In addition, although the fair value of the incentive units was determined through an option pricing methodology that utilized the possible equity values of Torrid Holding LLC, the settlement amounts and method of settlement of the incentive units were at the discretion of our board of directors. Based on these aforementioned features and characteristics, we determined that the incentive units were in-substance liabilities accounted for as liability instruments in accordance with ASC 710, Compensation. The incentive units were remeasured based on the fair value of the awards at the end of each reporting period. We recorded the expense associated with changes in the fair value of these incentive units as a capital contribution from our former parent, Torrid Holding LLC, as our former parent was the legal obligor for the incentive units.
The incentive units were valued utilizing a contingent claims analysis ("CCA") methodology based on a Black-Scholes OPM. Under the OPM, each class of incentive units was modeled as a call option with a unique claim on the assets of Torrid Holding LLC. The characteristics of each class of incentive units determined the uniqueness of the claim on the assets of Torrid Holding LLC. The OPM used to value the incentive units incorporated various assumptions, including the time to liquidity event, equity volatility and risk-free interest rate of return. Equity volatility was based on the historical volatilities of comparable publicly traded companies for the time horizon equal to the time to the anticipated liquidity event; and the risk-free interest rate was for a term corresponding to the time to liquidity event. The assumptions underlying the valuation of the incentive units represented our best estimates, which involved inherent uncertainties and the application of our judgment. The most recent remeasurement of the fair value of the incentive units utilizing the CCA methodology was performed as of May 1, 2021. Following the pricing of our IPO, the vested portion of the incentive units was exchanged for shares of our common stock of an equivalent fair value as the vested incentive units and the unvested portion was cancelled. As such, the fair value of these incentive units is no longer recognized in our consolidated statements of operations and comprehensive income (loss).
Recently Issued Accounting Pronouncements
Refer to "Note 3—Accounting Standards" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our Existing ABL Facility, as amended, and New Term Loan Credit Agreement, which bear interest at a variable rate equal to LIBOR plus an applicable margin. On June 14, 2021, we entered into the New Term Loan Credit Agreement and used borrowings thereunder to, among other things, repay and terminate the Amended Term Loan Credit Agreement. Prior to June 14, 2021 we were subject to interest rate risk in connection with borrowings under the Amended Term Loan Credit Agreement, which bore interest at a variable rate equal to LIBOR plus an applicable margin. As of January 28, 2023, we had $320.8 million of outstanding variable rate loans under the New Term Loan Credit Agreement and $8.4 million of borrowings under the Existing ABL Facility, as amended. An increase or decrease of 1% in the variable rates on the amount outstanding under the New Term Loan Credit Agreement will increase or decrease our annual interest expense by approximately $3.3 million.
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

Item 8. Financial Statements and Supplementary Data
Torrid Holdings Inc.
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	50
Consolidated Balance Sheets as of January 28, 2023 and January 29, 2022	52
Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021	53
Consolidated Statements of Stockholders' Deficit for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021	54
Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021	55
Notes to Consolidated Financial Statements	56

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Torrid Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Torrid Holdings Inc. and its subsidiaries (the "Company") as of January 28, 2023 and January 29, 2022, and the related consolidated statements of operations and comprehensive income (loss), of stockholders' deficit and of cash flows for each of the three years in the period ended January 28, 2023, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As described in Note 2 to the consolidated financial statements, the Company changed the classification of funds received under its private label credit card program in 2022.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Inventory
As described in Note 2 to the consolidated financial statements, inventory is valued at the lower of moving average cost or net realizable value. As of January 28, 2023, the Company’s inventory balance was $180 million. Management makes certain assumptions regarding net realizable value in order to assess whether the Company’s inventory is recorded properly at the lower of cost or net realizable value. These assumptions are based on historical average selling price experience, current selling price information and estimated future selling price information. As disclosed by management, management monitors inventory levels, sales trends and sales forecasts to estimate and record reserves for excess, slow-moving and obsolete inventory. Physical inventory counts are conducted at least once during the year to determine actual inventory on hand and shrinkage.

The principal considerations for our determination that performing procedures relating to inventory is a critical audit matter are the significant audit effort in performing procedures and evaluating audit evidence related to inventory existence and accuracy.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the existence of inventory, including controls over the adjustment of the perpetual inventory listings based on the results of physical inventory counts. These procedures also included, among others (i) testing the existence of inventory by conducting physical inventory observations by performing sample test counts of inventory quantities at a sample of locations and assessing rollforward activity between the time of the inventory observations and January 28, 2023; (ii) testing the accuracy of the cost of inventory for a sample of inventory items by obtaining third-party invoices and other supporting documents and recalculating the moving average cost; and (iii) testing the accuracy of inventory reserves which included testing the reconciliation of the reserve calculations to the general ledger, testing the accuracy of the data inputs and reserve calculation for a sample of inventory items, and testing the completeness of the inventory items included in the reserve calculations.
/s/PricewaterhouseCoopers LLP
Los Angeles, California
March 28, 2023
We have served as the Company’s auditor since 2015.

TORRID HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 28, 2023	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$13,569	$29,025
Restricted cash	366	262
Inventory	180,055	170,608
Prepaid expenses and other current assets	20,050	14,686
Prepaid income taxes	2,081	6,345
Total current assets	216,121	220,926
Property and equipment, net	113,613	127,565
Operating lease right-of-use assets	177,179	209,637
Deposits and other noncurrent assets	8,650	7,100
Deferred tax assets	3,301	4,873
Intangible asset	8,400	8,400
Total assets	$527,264	$578,501
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$76,207	$77,448
Accrued and other current liabilities	108,847	138,708
Operating lease liabilities	45,008	45,716
Borrowings under credit facility	8,380	—
Current portion of term loan	16,144	20,519
Due to related parties	12,741	14,622
Total current liabilities	267,327	297,013
Noncurrent operating lease liabilities	172,103	207,049
Term loan	304,697	320,841
Deferred compensation	4,246	6,873
Other noncurrent liabilities	9,115	5,044
Total liabilities	757,488	836,820
Commitments and contingencies (Note 16)
Stockholders' deficit:
Common shares: $0.01 par value; 1,000,000,000 shares authorized; 103,774,813 shares issued and outstanding at January 28, 2023; 107,857,625 shares issued and outstanding at January 29, 2022	1,038	1,078
Additional paid-in capital	128,205	118,286
Accumulated deficit	(359,206)	(377,759)
Accumulated other comprehensive (loss) income	(261)	76
Total stockholders' deficit	(230,224)	(258,319)
Total liabilities and stockholders' deficit	$527,264	$578,501
The accompanying notes are an integral part of these consolidated financial statements.

TORRID HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net sales	$1,288,144	$1,297,271	$984,170
Cost of goods sold	828,605	759,826	643,215
Gross profit	459,539	537,445	340,955
Selling, general and administrative expenses	297,973	439,409	232,754
Marketing expenses	59,941	52,654	51,382
Income from operations	101,625	45,382	56,819
Interest expense	29,736	29,497	21,338
Interest income, net of other expense (income)	207	56	(42)
Income before provision for income taxes	71,682	15,829	35,523
Provision for income taxes	21,473	45,773	10,991
Net income (loss)	$50,209	$(29,944)	$24,532
Comprehensive income (loss):
Net income (loss)	$50,209	$(29,944)	$24,532
Other comprehensive (loss) income:
Foreign currency translation adjustment	(337)	84	2
Total other comprehensive (loss) income	(337)	84	2
Comprehensive income (loss)	$49,872	$(29,860)	$24,534
Net earnings (loss) per share:
Basic	$0.48	$(0.27)	$0.22
Diluted	$0.48	$(0.27)	$0.22
Weighted average number of shares:
Basic	104,342	109,886	110,000
Diluted	104,489	109,886	110,000
The accompanying notes are an integral part of these consolidated financial statements.

TORRID HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Deficit
	Shares	Amount
Balance at February 1, 2020	110,000	$1,100	$2,535	$(99,123)	$(10)	$(95,498)
Net income	—	—	—	24,532	—	24,532
Capital contribution from Torrid Holding LLC for incentive units	—	—	7,791	—	—	7,791
Other comprehensive income	—	—	—	—	2	2
Balance at January 30, 2021	110,000	1,100	10,326	(74,591)	(8)	(63,173)
Net loss	—	—	—	(29,944)	—	(29,944)
Capital distribution to Torrid Holding LLC	—	—	(50,105)	(249,895)	—	(300,000)
Capital contribution from Torrid Holding LLC for incentive units	—	—	151,166	—	—	151,166
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	127	1	(2,074)	—	—	(2,073)
Issuance of common stock related to employee stock purchase plan	46	—	385	—	—	385
Share-based compensation	—	—	8,588	—	—	8,588
Repurchases and retirement of common stock	(2,315)	(23)	—	(23,329)	—	(23,352)
Other comprehensive income	—	—	—	—	84	84
Balance at January 29, 2022	107,858	1,078	118,286	(377,759)	76	(258,319)
Net income	—	—	—	50,209	—	50,209
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	184	2	(670)	—	—	(668)
Issuance of common stock related to employee stock purchase plan	198	2	609	—	—	611
Share-based compensation	—	—	9,980	—	—	9,980
Repurchases and retirement of common stock	(4,465)	(44)	—	(31,656)	—	(31,700)
Other comprehensive loss	—	—	—	—	(337)	(337)
Balance at January 28, 2023	103,775	$1,038	$128,205	$(359,206)	$(261)	$(230,224)
The accompanying notes are an integral part of these consolidated financial statements.

TORRID HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 28, 2023		January 29, 2022	January 30, 2021
OPERATING ACTIVITIES
Net income (loss)	$50,209		$(29,944)	$24,532
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write down of inventory	2,297		696	6,099
Operating right-of-use assets amortization	41,839		41,648	40,316
Depreciation and other amortization	37,592		36,748	34,579
Write off of unamortized original issue discount and deferred financing costs for Amended Term Loan Credit Agreement	—		5,231	—
Share-based compensation	9,980		159,754	7,791
Deferred taxes	1,863		1,266	(2,325)
Other	(1,209)		(457)	(1,226)
Changes in operating assets and liabilities:
Inventory	(12,028)		(65,709)	7,880
Prepaid expenses and other current assets	(5,364)		(1,949)	1,394
Prepaid income taxes	4,264		(5,928)	1,200
Deposits and other noncurrent assets	(1,712)		(3,058)	(749)
Accounts payable	(1,241)		5,639	37,849
Accrued and other current liabilities	(29,659)		28,090	19,748
Operating lease liabilities	(42,912)		(49,597)	(33,895)
Other noncurrent liabilities	3,900		1,222	544
Deferred compensation	(2,627)		342	1,316
Due to related parties	(1,881)		6,562	(626)
Income taxes payable	—		(9,336)	7,394
Net cash provided by operating activities	53,311		121,220	151,821
INVESTING ACTIVITIES
Purchases of property and equipment	(23,369)		(17,552)	(11,570)
Net cash used in investing activities	(23,369)		(17,552)	(11,570)
FINANCING ACTIVITIES
Capital distribution to Torrid Holding LLC	—		(300,000)	—
Proceeds from revolving credit facility	832,635		5,700	50,700
Payments on revolving credit facility	(824,255)		(5,700)	(50,700)
Deferred financing costs for revolving credit facility	—		(688)	—
Proceeds from Amended Term Loan Credit Agreement, net of original issue discount and deferred financing costs	—		—	(525)
Principal payments on New Term Loan Credit Agreement and repayment of Amended Term Loan Credit Agreement and related costs	(21,875)		(212,775)	(45,400)
Proceeds from New Term Loan Credit Agreement, net of original issue discount and deferred financing costs	—		340,509	—
Proceeds from issuances under share-based compensation plans	746		569	—
Withholding tax payments related to vesting of restricted stock units and awards	(668)		(2,072)	—
Repurchases and retirement of common stock	(31,700)	—	(23,352)	—
Net cash used in financing activities	(45,117)		(197,809)	(45,925)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(177)		213	(110)
(Decrease) increase in cash, cash equivalents and restricted cash	(15,352)		(93,928)	94,216
Cash, cash equivalents and restricted cash at beginning of period	29,287		123,215	28,999
Cash, cash equivalents and restricted cash at end of period	$13,935		$29,287	$123,215
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest related to the revolving credit facility and term loan	$29,564		$24,120	$21,258
Cash paid during the period for income taxes	$15,601		$58,134	$3,921
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued liabilities	$3,959		$3,338	$1,238

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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 and each fiscal year is generally comprised of four 13-week quarters (although in years with 53 weeks, the fourth quarter is comprised of 14 weeks). Fiscal years 2022, 2021 and 2020 are 52-week years. Fiscal years are identified according to the calendar year in which they begin. For example, references to "fiscal year 2022" or similar references refer to the fiscal year ended January 28, 2023.

Description of Business
We are a direct-to-consumer brand of apparel, intimates and accessories targeting the 25- to 40-year old woman who wears sizes 10 to 30. We generate revenues primarily through our e-Commerce platform www.torrid.com and our stores in the United States of America, Puerto Rico and Canada.
COVID-19
Our business operations, including net sales, were substantially affected by COVID-19 in fiscal year 2020 and there continues to be uncertainty regarding the extent of future impacts of COVID-19 on our business, including the duration and impact on overall customer demand. A resurgence in the pandemic or the emergence of new variants of the coronavirus could have a negative impact on our business.
Note 2. Summary of Significant Accounting Policies
Change in Accounting Principle
In the fourth quarter of fiscal year 2022, we made a voluntary change in our accounting policy regarding the classification of royalties, profit-sharing and marketing and promotional funds ("PLCC Funds") we receive pursuant to the Credit Card Agreement (as defined below). Historically, we recorded PLCC Funds as a reduction to selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). Under the new policy, we record PLCC Funds in net sales in the consolidated statements of operations and comprehensive income (loss). This reclassification does not have any impact on income from operations, income before provision for income taxes, net income (loss) or earnings (loss) per share and there was no cumulative effect to stockholders’ deficit or net assets. This reclassification has been retrospectively applied to all prior periods presented.
The recognition of PLCC Funds in net sales is preferable because it will enhance the comparability of our financial statements with those of many of our industry peers and provide greater transparency into performance metrics relevant to our industry by showing the gross impact of the funds received as net sales instead of as a reduction to selling, general and administrative expenses.
The impact of this change in accounting principle is reflected in the tables below (in thousands):

	Fiscal Year Ended January 29, 2022
	As Previously Reported	Change in Accounting Principle	As Adjusted
Net sales	$1,278,794	$18,477	$1,297,271
Cost of goods sold	759,826	—	759,826
Gross profit	518,968	18,477	537,445
Selling, general and administrative expenses	420,932	18,477	439,409
Marketing expenses	52,654	—	52,654
Income from operations	$45,382	$—	$45,382

	Fiscal Year Ended January 30, 2021
	As Previously Reported	Change in Accounting Principle	As Adjusted
Net sales	$973,514	$10,656	$984,170
Cost of goods sold	643,215	—	643,215
Gross profit	330,299	10,656	340,955
Selling, general and administrative expenses	222,098	10,656	232,754
Marketing expenses	51,382	—	51,382
Income from operations	$56,819	$—	$56,819

Principles of Consolidation
The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Segment Reporting
We have determined that we have one reportable segment, which includes the operation of our e-Commerce platform and stores. The single segment was identified based on how the Chief Operating Decision Maker, who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources. Net sales and long-lived assets related to our operations in Canada and Puerto Rico during fiscal years 2022, 2021 and 2020 and as of the end of the same periods were not material, and therefore, are not reported separately from domestic net sales and long-lived assets.
Use of Estimates
We are required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with GAAP. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. We believe the estimates and assumptions most critical to the preparation of our consolidated financial statements include those made in connection with revenue recognition, including accounting for estimated merchandise returns and loyalty program expenses; estimating the value of inventory; determining operating lease liabilities; and estimating share-based compensation expense. The estimation process required to prepare our consolidated financial statements requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Our actual results could differ materially from those estimates.
Concentration Risks
We consider all highly liquid investments with maturities of less than three months when purchased to be cash equivalents. All credit and debit card receivable balances are also classified as cash and cash equivalents. As of the end of fiscal years 2022 and 2021, the amounts due from third party financial institutions for these transactions classified as cash and cash equivalents totaled $8.0 million and $14.1 million, respectively. Cash and cash equivalents used primarily for working capital purposes are maintained with various major third party financial institutions in amounts which are in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limits. We are potentially exposed to a concentration of credit risk when cash and cash equivalent deposits in these financial institutions are in excess of FDIC limits. We consider the credit risk associated with these financial instruments to be minimal as cash and cash equivalents are held by financial institutions with high credit ratings and we have not historically sustained any credit losses associated with our cash and cash equivalents balances.
In addition, one supplier, MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, accounted for approximately 15% of total net purchases in fiscal year 2022, two suppliers, one of which was MGF Sourcing US, LLC, accounted for approximately 11% of total net purchases in fiscal year 2021 and one supplier accounted for approximately 14% of total net purchases in fiscal year 2020.
Fair Value of Financial Instruments
We carry certain of our assets and liabilities at fair value in accordance with GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We consider carrying amounts of cash equivalents, accounts payable and accrued and other current liabilities to approximate fair value because of the short maturity of these financial instruments. See "Note 20—Fair Value Measurements" for more details about how we determine the fair value of our financial instruments.
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
At the end of the third quarter of each fiscal year, we perform an impairment analysis of indefinite-lived intangible assets. We assess our indefinite-lived intangible asset for impairment using a qualitative analysis to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If it is determined that it is more likely than not that the fair value of the asset is less than its carrying amount or if a qualitative assessment is not performed, then we would perform the quantitative analysis to determine the fair value of the asset. If we conclude, based on our assessment, that the asset’s fair value is less than its carrying value, then an impairment charge is recorded in the amount of the excess.

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
Loyalty Program
We operate our loyalty program, Torrid Rewards, in all our stores and on www.torrid.com. Under this program, customers accumulate points based on purchase activity and qualifying non-purchase activity and upon reaching a certain point level, customers can earn awards that may only be redeemed for merchandise. Unredeemed points typically expire after 13 months without additional purchase and qualifying non-purchase activity and unredeemed awards typically expire 45 days after issuance. We use historical redemption rates to estimate the value of future award redemptions and we recognize the estimated value of these future awards as a reduction of revenue in the consolidated statements of operations and comprehensive income (loss) in the period the points are earned by the customer. As of the end of fiscal years 2022 and 2021, we had $13.4 million and $13.5 million, respectively, in accrued loyalty program included in accrued and other current liabilities in the consolidated balance sheets. We recorded $0.1 million as a benefit to net sales in fiscal year 2022. We recorded $1.1 million and $0.3 million as a reduction of net sales in fiscal years 2021 and 2020, respectively. Future updates to the estimated liability may result in changes to net sales.
Self-Insurance
We are self-insured for certain losses related to medical and workers' compensation claims although we maintain stop loss coverage with third party insurers to limit our total liability exposure. In general, our self-insurance reserves are recorded on an undiscounted basis. The estimate of our self-insurance liability involves uncertainty since we must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating our self-insurance liability, we consider a number of factors, which include historical claim experience and valuations provided by independent third party actuaries. While the ultimate amount of claims incurred is dependent on future developments, we believe recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of operations and comprehensive income (loss) in the periods in which such adjustments are known.
Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by, or distributions to, stockholders. Other comprehensive (loss) income refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' deficit. Components of our comprehensive income (loss) include net income (loss) and foreign currency translation adjustments. Foreign currency translation adjustments in fiscal years 2022, 2021 and 2020 were not material.
Foreign Currency Translation
The functional currency for our wholly owned foreign subsidiaries included in these consolidated financial statements that are domiciled outside of the United States is the applicable local currency. Assets and liabilities of our foreign subsidiaries are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of stockholders' deficit as a component of accumulated other comprehensive (loss) income. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) as incurred.
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
At our retail store locations, we satisfy our performance obligation and recognize revenue at the point in time when a customer takes possession of the merchandise and tenders payment at the point-of-sale register. For e-Commerce sales shipped to a customer from our distribution center, or from a retail store location (ship from store), we satisfy our performance obligation and recognize revenue upon shipment, which is the point in time the customer obtains control of the merchandise after payment has been tendered. Income we receive from customers for shipping and handling is recognized as a component of revenue upon shipment of merchandise to the customer. We satisfy our performance obligation and recognize revenue from e-Commerce sales shipped to a retail store location from our distribution center, or fulfilled from merchandise already located at a retail store location (buy-online-pickup-in-store), at the point in time when the customer retrieves the merchandise from within the retail store location or at a retail store curbside.
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
We satisfy our performance obligation and recognize revenue from gift cards and store merchandise credits at the point in time when the customer presents the gift cards and store merchandise credits for redemption. Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by us for which a liability was recorded in prior periods. We recognize estimated gift card breakage over time as a component of net sales in proportion to the pattern of rights exercised by the customer as reflected in actual gift card redemption patterns over the period. Our estimated gift card breakage rate is approximately 4%. While customer redemption patterns result in estimated gift card breakage, changes in our customers’ behavior could impact the amount that ultimately is unused and could affect the amount recognized as a component of net sales. During fiscal years 2022, 2021 and 2020, we recognized $1.0 million, $1.1 million and $0.9 million, respectively, of estimated gift card breakage as a component of net sales.
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
We recognize a contract liability when we receive consideration from a customer before our performance obligations under the terms of a contract or an implied arrangement with the customer are satisfied. Consequently, we consider our remaining performance obligations to be representative of our contract liability, most of which is not expected to last for more than one year and has therefore been classified as current. Our contract liability balances increase as gift cards and store merchandise credits are purchased and received by the customer; and as loyalty points are earned based on purchase activity and qualifying non-purchase activity. Contract liability balances decrease as gift cards and store merchandise credits are redeemed for merchandise or when we determine that they will not be redeemed; as loyalty points expire or when we determine that they will not be converted into a loyalty award; and as loyalty awards are redeemed for merchandise or expire.

Sales taxes collected from customers and remitted directly to governmental authorities are not considered revenue and are excluded from the transaction price.
We have an agreement with a third party to provide customers with private label credit cards ("Credit Card Agreement"). Each private label credit card ("PLCC") bears the logo of the Torrid brand and can only be used at our store locations and on www.torrid.com. A third party financing company is the sole owner of the accounts issued under the PLCC program and absorbs the losses associated with non-payment by the PLCC holders and a portion of any fraudulent usage of the accounts. Pursuant to the Credit Card Agreement, we are eligible to receive royalties, profit-sharing and marketing and promotional funds from the third party financing company ("PLCC Funds") based on usage of the PLCCs. These PLCC Funds are recorded as a component of net sales in the consolidated statements of operations and comprehensive income (loss).
Cost of Goods Sold
Cost of goods sold includes: merchandise costs; freight; inventory shrinkage; payroll expenses associated with the merchandising and distribution departments; distribution center expenses, including rent, common area maintenance ("CAM") charges, real estate taxes, depreciation, utilities, supplies and maintenance; and store occupancy expenses, including rents, CAM charges, heating, ventilation and air conditioning ("HVAC") charges, real estate taxes and depreciation.
Vendor Allowances
We receive certain allowances from our vendors primarily related to damaged merchandise, markdowns and pricing. Allowances received from vendors related to damaged merchandise and pricing are reflected as a reduction of inventory in the period they are received and allocated to cost of goods sold during the period in which the items are sold. Markdown allowances received from vendors are reflected as reductions to cost of goods sold in the period they are received if the goods have been sold or marked down, or as a reduction of inventory if the goods have not yet been sold. During fiscal years 2022, 2021 and 2020, we received vendor allowances of $3.8 million, $3.5 million and $2.8 million, respectively, substantially all of which were accounted for as a reduction of cost of goods sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include: payroll expenses associated with stores and e-Commerce; store and e-Commerce operating expenses other than store occupancy; store pre-opening costs; credit card processing fees; share-based compensation; and payroll and other expenses associated with headquarters and administrative functions.
Marketing Expenses
Marketing expenses are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and webisodes, are recorded in prepaid expenses and other current assets in the consolidated balance sheets and are expensed the first time each advertising event takes place. Marketing expenses include photographic production, television, store and brand marketing and targeted online performance marketing costs such as retargeting, paid search/product listing advertising, and social media advertisements.
Store Pre-Opening Costs
Costs incurred in connection with the opening of new stores, store remodels or relocations are expensed as incurred. We incurred $1.2 million, $0.9 million and $0.1 million of pre-opening costs in fiscal years 2022, 2021 and 2020, respectively, which are recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
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
We discount the fixed lease payments that make up the lease liabilities using an incremental borrowing rate ("IBR"), as the rates implicit in our leases are not readily determinable. The IBR is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The determination of the IBR for each lease term incorporates various inputs and assumptions including our publicly available credit rating, credit spreads of other publicly traded debt issued by companies with a similar credit rating to ours and a risk-free interest rate. All inputs and assumptions and corresponding IBRs are highly subjective.
We choose not to separate nonlease components (such as CAM charges and HVAC charges), from lease components (such as fixed minimum rent payments), and instead account for each separate lease component and the nonlease components associated with that lease component as a single lease component. We do not apply Accounting Standards Update ("ASU") 2016-02, Leases, and all related guidance (ASC 842) requirements to leases that have lease terms of 12 months or less upon commencement, and instead recognize short-term lease payments, if applicable, in the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease term.
In response to the COVID-19 pandemic, the Financial Accounting Standards Board ("FASB") issued interpretive guidance in April 2020, which provides entities the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease terms. We elected this option; accordingly, we did not remeasure the lease liabilities or record a change to the ROU assets for any concessions we received for our retail store leases. Rather, deferred lease payments were recorded to operating lease liabilities until paid and lease concessions were recorded in the period they were negotiated or when the lower lease expense was paid.
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
The amount of income taxes we pay may be subject to periodic audits by the Internal Revenue Service ("IRS") and other taxing authorities. These audits may challenge certain of our tax positions, such as the timing and amount of deductions and allocation of taxable income to various jurisdictions.
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
As of the end of fiscal year 2022, we had accumulated undistributed earnings and profits of our foreign subsidiary of approximately $8.1 million. We continue to treat undistributed earnings of our foreign subsidiary as indefinitely reinvested according to our current operating plans and no deferred tax liability has been recorded for potential future taxes related to such earnings. According to current tax law, any future dividends paid from our foreign subsidiary will not be subject to income tax in the United States, except for withholding taxes and state taxes, which are not material. We have made a determination on our accounting policy choice to treat taxes related to Global Intangible Low Taxed Income ("GILTI") as a period cost.
Share-Based Compensation
On June 22, 2021, in connection with our IPO, our board of directors adopted the Torrid Holdings Inc. 2021 Long-Term Incentive Plan (the "2021 LTIP"), for employees, consultants and directors. The 2021 LTIP provides for the grant of stock options, restricted stock and restricted stock units ("RSUs"), among other types of awards, all of which are accounted for in accordance with ASC 718, Compensation-Stock Compensation. The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes share-based compensation cost as expense over the vesting period. As share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for actual forfeitures as they occur.
Stock options are valued utilizing a Black-Scholes option pricing model ("OPM"). The OPM used to value the stock options incorporates various assumptions, including dividend yield, expected volatility, risk-free interest rate and expected term of the stock options. The expected volatility is estimated based on the historical volatility of a select peer group of similar publicly traded companies for a term that is consistent with the expected term of the stock options. The risk-free interest rates are based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected term of the stock options. The expected term of the stock options represents the estimated period of time until exercise and is calculated using the simplified method which deems the term to be the average of the time-to-vesting and the contractual life of the options. The grant date fair value of restricted stock and RSUs is based on the closing price per share of our common stock on the grant date. We recognize compensation expense for time-based awards on a straight-line basis and for performance-based awards on the graded-vesting method over the vesting period of the awards.
Prior to the IPO, Torrid Holding LLC issued 13,660,000 Class A, Class B, Class C, Class D, Class E, Class F, Class G, Class H and Class J Torrid incentive units, in the aggregate, net of forfeitures, to certain members of our management. These incentive units were intended to constitute profits interests.
We recognized the impact of share-based compensation associated with incentive units issued by Torrid Holding LLC in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The share-based compensation expense and related capital contribution are reflected in our consolidated financial statements as these awards were deemed to be for our benefit. The intent of the incentive units was to provide profit-sharing opportunities to management rather than equity ownership in our then parent, Torrid Holding LLC. The incentive units did not have any voting or distribution rights and contained a repurchase feature, whereby upon termination, Torrid Holding LLC had the right to purchase from former employees any or all of the vested incentive units at fair value. In addition, although the fair value of the incentive units was determined through an option pricing methodology that utilized the possible equity values of Torrid Holding LLC, the settlement amounts and method of settlement of the incentive units were at the discretion of our board of directors. Based on these aforementioned features and characteristics, we determined that the incentive units were in-substance liabilities accounted for as liability instruments in accordance with ASC 710, Compensation. The incentive units were remeasured based on the fair value of the awards at the end of each reporting period. We recorded the expense associated with changes in the fair value of these incentive units as a capital contribution from our former parent, Torrid Holding LLC, as our former parent is the legal obligor for the incentive units.
The incentive units were valued utilizing a contingent claims analysis ("CCA") methodology based on a Black-Scholes OPM. Under the OPM, each class of incentive units was modeled as a call option with a unique claim on the assets of Torrid Holding LLC. The characteristics of each class of incentive units determined the uniqueness of the claim on the assets of Torrid Holding LLC. The OPM used to value the incentive units incorporated various assumptions, including the time to liquidity event, equity volatility and risk-free interest rate of return. Equity volatility was based on the historical volatilities of comparable publicly traded companies for the time horizon equal to the time to the anticipated liquidity event; and the risk-free interest rate was for a term corresponding to the time to liquidity event. The assumptions underlying the valuation of the incentive units represented our best estimates, which involved inherent uncertainties and the application of our judgment. The most recent remeasurement of the fair value of the incentive units utilizing the CCA methodology was performed as of May 1, 2021. Following the pricing of our IPO, the vested portion of the incentive units was exchanged for shares of our common stock of an equivalent fair value as the vested incentive units and the unvested portion was cancelled. As such, the fair value of these incentive units is no longer recognized in our consolidated statements of operations and comprehensive income (loss).
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
Employee Benefit Plan
On August 1, 2015, we adopted the Torrid 401(k) Plan ("401(k) Plan"). All employees who have been employed by us for at least 200 hours and are at least 21 years of age are eligible to participate. Employees may contribute up to 80% of their eligible compensation to the 401(k) Plan, subject to a statutorily prescribed annual limit. We may at our discretion contribute certain amounts to eligible employees' accounts. From March 2020 to July 2020, we suspended our contributions to eligible employees' accounts as a precautionary measure in light of uncertainty resulting from COVID-19. During fiscal years 2022 and 2021, we contributed 50% of the first 4% of participants' eligible contributions into their 401(k) Plan accounts. Except for the period during fiscal year 2020 in which we suspended our contributions to eligible employees' accounts in response to COVID-19, we contributed 50% of the first 4% of participants' eligible contributions into their 401(k) Plan accounts. During fiscal years 2022, 2021 and 2020, we contributed $0.8 million, $0.7 million and $0.4 million, respectively, to eligible employees' Torrid 401(k) Plan accounts.
Deferred Compensation Plan
On August 1, 2015, we established the Torrid Management Deferred Compensation Plan ("Deferred Compensation Plan") for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, as amended. All deferrals and associated earnings are our general unsecured obligations. We may at our discretion contribute certain amounts to eligible employees' accounts. From March 2020 to July 2020, we suspended our contributions to eligible employees' accounts as a precautionary measure in light of uncertainty resulting from COVID-19. During fiscal years 2022 and 2021, to the extent participants were ineligible to receive contributions from participation in our 401(k) Plan, we contributed 50% of the first 4% of participants' eligible contributions into their Deferred Compensation Plan accounts. Except for the period during fiscal year 2020 in which we suspended our contributions to eligible employees' accounts in response to COVID-19, we contributed 50% of the first 4% of participants' eligible contributions into their Deferred Compensation Plan accounts. As of January 28, 2023 and January 29, 2022, we did not have any assets of the Deferred Compensation Plan and the associated liabilities were $5.6 million and $7.2 million, respectively, included in our consolidated balance sheets. As of January 28, 2023, $1.4 million of the $5.6 million Deferred Compensation Plan liabilities were included in accrued and other current liabilities in our consolidated balance sheet. As of January 29, 2022, $0.4 million of the $7.2 million Deferred Compensation Plan liabilities were included in accrued and other current liabilities in our consolidated balance sheet.

Note 3. Accounting Standards
Recently Adopted Accounting Standards in Fiscal Year 2022
In December 2022, the FASB issued Accounting Standards Update ("ASU") No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This ASU defers the sunset provision originally set forth by ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting for the LIBOR cessation ("Topic 848"). Previously, the FASB had issued accounting guidance set forth by Topic 848 to ease the potential burden in accounting for the effects of reference rate reform on financial reporting as it relates to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The sunset provision was set for December 31, 2022 and is now changed to December 31, 2024. The amendments in this update are effective for all entities upon issuance of ASU No. 2022-06. Our adoption of this guidance in the fourth quarter of fiscal year 2022 did not have a material impact on our consolidated financial statements.
Accounting Standards Not Yet Adopted
We have considered all recent accounting pronouncements and have concluded that there are no recent accounting pronouncements not yet adopted that are applicable to us, based on current information.
Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	January 28, 2023	January 29, 2022
Prepaid and other information technology expenses	$9,048	$5,692
Prepaid advertising	1,068	700
Prepaid casualty insurance	2,557	3,050
Other	7,377	5,244
Prepaid expenses and other current assets	$20,050	$14,686
Note 5. Property and Equipment
Property and equipment are summarized as follows (in thousands):

	January 28, 2023	January 29, 2022
Property and equipment, at cost
Leasehold improvements	$176,222	$168,084
Furniture, fixtures and equipment	115,618	108,261
Software and licenses	14,140	15,356
Construction-in-progress	2,956	4,743
	308,936	296,444
Less: Accumulated depreciation and amortization	(195,323)	(168,879)
Property and equipment, net	$113,613	$127,565
We recorded depreciation and amortization expense related to our property and equipment in the amounts of $36.1 million, $35.2 million and $33.1 million during fiscal years 2022, 2021 and 2020, respectively.
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
Deferred implementation costs incurred in cloud computing arrangements that are service contracts are summarized as follows (in thousands):

	January 28, 2023	January 29, 2022
Internal use of third party hosted software, gross	$16,612	$11,877
Less: Accumulated amortization	(6,772)	(3,892)
Internal use of third party hosted software, net	$9,840	$7,985
During fiscal years 2022, 2021 and 2020, we amortized approximately $2.9 million, $1.7 million and $1.1 million, respectively, of implementation costs incurred in cloud computing arrangements that are service contracts.
Note 7. Intangible Assets
Indefinite-lived intangible assets are summarized as follows (in thousands):

	January 28, 2023			January 29, 2022
	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade name	$8,400	$—	$8,400	$8,400	$—	$8,400
Total	$8,400	$—	$8,400	$8,400	$—	$8,400
We performed our annual impairment assessment of our trade name at the end of the third quarter of fiscal year 2022. We performed a qualitative assessment and determined that it is not more likely than not that the fair value of our trade name is less than its carrying value, which indicated there was no impairment.
Note 8. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	January 28, 2023	January 29, 2022
Accrued inventory-in-transit	$20,878	$37,156
Accrued payroll and related expenses	20,232	31,194
Accrued loyalty program	13,389	13,481
Gift cards	12,300	11,695
Accrued sales return allowance	6,562	4,347
Accrued freight	5,840	6,048
Accrued marketing	4,103	5,419
Accrued sales and use tax	3,666	4,136
Accrued lease costs	3,593	5,242
Accrued self-insurance liabilities	2,853	2,891
Accrued purchases of property and equipment	2,825	2,208
Deferred revenue	1,471	2,879
Term loan interest payable	188	1,762
Other	10,947	10,250
Accrued and other current liabilities	$108,847	$138,708
Note 9. Leases
Our lease costs reflected in the tables below include minimum base rents, CAM charges and HVAC charges. We recognize such lease costs in the applicable expense category in either cost of goods sold, or selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Our lease costs consisted of the following (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Operating (fixed) lease cost	$52,940	$50,446	$40,192
Short-term lease cost	186	82	124
Variable lease cost	17,951	20,655	17,550
Total lease cost	$71,077	$71,183	$57,866
In response to the COVID-19 pandemic, the FASB issued interpretive guidance in April 2020, which provides entities the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease terms. We elected this option; accordingly, we did not remeasure the lease liabilities or record a change to the ROU assets for any concessions we received for our retail store leases. Rather, deferred lease payments were recorded to operating lease liabilities until paid and lease concessions were recorded in the period they were negotiated or when the lower lease expense was paid.
As of the end of fiscal year 2021, we had received substantially all of the lease concessions negotiated in response to the COVID-19 pandemic and as a result, deferred fixed lease payments during fiscal year 2022 were not material. During fiscal year 2022, we did not record any reduction to lease costs as a result of negotiated lease concessions. During fiscal years 2021 and 2020, we recorded reductions to lease costs of $1.3 million and $18.6 million, respectively, as a result of negotiated lease concessions.
A maturity analysis of our operating lease liabilities, for lease terms that include periods covered by options to extend some of our leases that we are reasonably certain of being executed, for each of the next five years and thereafter, reconciled to our operating lease liabilities recognized in the consolidated balance sheet as of January 28, 2023, is as follows (in thousands):

Fiscal Year
2023	$56,665
2024	55,279
2025	45,445
2026	34,226
2027	22,921
Thereafter	42,814
Total operating lease liabilities	$257,350
Less: Imputed interest	(40,239)
Total operating lease liabilities	$217,111
Less: Current portion of operating lease liabilities	(45,008)
Noncurrent operating lease liabilities	$172,103
Other supplementary information related to our leases is reflected in the table below (in thousands except lease term and discount rate data):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$58,050	$59,066	$40,025
Right-of-use assets obtained in exchange for new operating lease liabilities	$19,113	$11,912	$3,814
Decrease in right-of-use assets resulting from operating lease modifications or remeasurements	$9,007	$5,190	$6,493
Weighted average remaining lease term - operating leases	6 years	6 years	7 years
Weighted average discount rate - operating leases	6%	6%	6%

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
Our revenue, disaggregated by product category, consists of the following (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Apparel	$1,119,336	$1,169,668	$890,511
Non-apparel	134,800	109,126	83,003
Other	34,008	18,477	10,656
Total net sales	$1,288,144	$1,297,271	$984,170
Amounts within Apparel include revenues earned from the sale of tops, bottoms, dresses, intimates, sleep wear, swim wear and outerwear. Amounts within Non-apparel include revenues earned from the sale of accessories, footwear and beauty. Amounts within Other represent PLCC Funds received. During fiscal years 2022, 2021 and 2020, e-Commerce penetration of total net sales was 61%, 63% and 70%, respectively.
Contract Liabilities
During fiscal year 2022, we recognized revenue of $12.2 million and $6.3 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2022. During fiscal year 2021, we recognized revenue of $10.9 million and $5.2 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2021.
Note 11. Related Party Transactions
Services Agreements with Hot Topic
Hot Topic Inc. ("Hot Topic") is an entity indirectly controlled by affiliates of Sycamore. From June 2, 2017 until its termination on March 21, 2019, we had a services agreement ("Third Party Services Agreement") with Hot Topic, pursuant to which Hot Topic provided us (or caused applicable third parties to provide) certain services, including information technology, distribution and logistics management, real estate leasing and construction management and other services as may have been specified. On March 21, 2019, we entered into an amended and restated services agreement ("Amended and Restated Services Agreement") with Hot Topic under which Hot Topic provides us (or causes applicable third parties to provide) substantially similar services to those provided under the Third Party Services Agreement. The term of the Amended and Restated Services Agreement is three years, unless we or Hot Topic extend the agreement, or we terminate the agreement (or certain services under the agreement). We may terminate the various services upon written notice. Rates and costs related to the services provided under the Amended and Restated Services Agreement may change with approval from both parties. Each month, we are committed to pay Hot Topic for these services and reimburse Hot Topic for certain costs it incurs in the course of providing these services. We record payments made to Hot Topic under these service agreements in the applicable expense category in either cost of goods sold, or selling, general and administrative expenses. On August 1, 2019, in connection with the IT Asset Purchase Agreement (as defined below), we entered into a services agreement ("Reverse Services Agreement") with Hot Topic, under which Torrid provided Hot Topic with certain information technology services. The term of the Reverse Services Agreement was three years, unless we or Hot Topic extended the agreement, or Hot Topic terminated the agreement. Torrid provided Hot Topic with the specified information technology services at no cost for the first three years of the Reverse Services Agreement, however Hot Topic bore certain capital and operating expenses that it incurred. Costs incurred in connection with providing the specified information technology services to Hot Topic were expensed as incurred in our consolidated statements of operations and comprehensive income (loss). During fiscal years 2022, 2021 and 2020, we incurred costs of $1.6 million, $3.4 million and $3.0 million, respectively, in connection with providing these information technology services to Hot Topic. In connection with the Reverse Services Agreement, we entered into an amendment to the Amended and Restated Services Agreement ("Amendment to Amended and Restated Services Agreement") with Hot Topic on August 1, 2019, pursuant to which sections pertaining to Hot Topic’s provision of information technology services to Torrid were removed.
During fiscal year 2022, Hot Topic charged us $2.4 million, all of which was recorded as a component of selling, general and administrative expenses. During fiscal years 2021 and 2020, Hot Topic charged us $7.5 million and $12.3 million, respectively, for various services under the applicable service agreements, of which $4.9 million and $9.6 million, respectively, were recorded as components of cost of goods sold, and the remaining $2.6 million and $2.7 million, respectively, were charged to selling, general and administrative expenses. As of January 28, 2023 and January 29, 2022, we owed $0.2 million and $0.7 million, respectively, to Hot Topic for these services.
On July 31, 2022, we entered into a first amendment to the Reverse Services Agreement ("Amended Reverse Services Agreement") with Hot Topic, under which Torrid provided Hot Topic with certain information technology services for a fixed fee. The term of the Amended Reverse Services Agreement was five months while both parties negotiated a longer-term amendment to the Reverse Services Agreement with modified terms and conditions. On September 30, 2022, we entered into a second amendment to the Reverse Services Agreement ("Second Amended Reverse Services Agreement") with Hot Topic, under which Torrid provided Hot Topic with certain information technology services for a fixed fee. The term of the Second Amended Reverse Services Agreement was two months while both parties negotiate a longer-term amendment to the Reverse Services Agreement with modified terms and conditions. Effective December 1, 2022, we entered into a third amendment to the Reverse Services Agreement ("Third Amended Reverse Services Agreement") with Hot Topic, under which Torrid provides Hot Topic with certain information technology services for a fixed fee. The term of the Third Amended Reverse Services Agreement ends on May 4, 2024, unless we and Hot Topic mutually agree to extend the agreement, or we or Hot Topic terminate the agreement (or certain services under the agreement), upon written notice. During fiscal year 2022, we charged Hot Topic $1.0 million for these services and as of January 28, 2023, Hot Topic owed us $0.1 million for these services.
Hot Topic incurs certain direct expenses on our behalf, such as payments to our non-merchandise vendors and each month, we pay Hot Topic for these pass-through expenses. As of January 28, 2023 and January 29, 2022, the net amount we owed Hot Topic for these expenses was $1.1 million and $1.7 million, respectively, which is included in due to related parties in our consolidated balance sheets.
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
Sponsor Advisory Services Agreement
On May 1, 2015, we entered into an advisory services agreement with Sycamore, pursuant to which Sycamore agreed to provide strategic planning and other related services to us. We are obligated to reimburse Sycamore for its expenses incurred in connection with providing such advisory services to us. As of the end of fiscal years 2022 and 2021, there were no amounts due and during fiscal years 2022, 2021 and 2020, no amounts were paid under this agreement.
From time to time, we reimburse Sycamore for certain management expenses it pays on our behalf. As of January 28, 2023, there was no amount due, and as of January 29, 2022, the amount due was not material. During fiscal year 2022, the reimbursements we made to Sycamore for such expenses were not material. During fiscal years 2021 and 2020, the reimbursements we made to Sycamore for such expenses were $0.7 million and $0.1 million, respectively.
Other Related Party Transactions
MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During fiscal years 2022, 2021 and 2020, cost of goods sold included $70.0 million, $55.4 million and $45.4 million, respectively, related to the sale of merchandise purchased from this supplier. Purchases from this supplier accounted for approximately 15%, 11% and 9% of total net purchases in fiscal years 2022, 2021 and 2020, respectively. As of January 28, 2023 and January 29, 2022, the net amounts we owed MGF Sourcing US, LLC for these purchases were $11.6 million and $12.1 million, respectively. This liability is included in due to related parties in our consolidated balance sheets.

HU Merchandising, LLC, a subsidiary of Hot Topic, is one of our suppliers. During fiscal years 2022, 2021 and 2020, cost of goods sold included $0.5 million, $0.7 million and $0.4 million, respectively, related to the sale of merchandise purchased from this supplier. As of January 28, 2023, there was no amount due and as of January 29, 2022, the amount we owed HU Merchandising, LLC for these purchases was $0.1 million.
Staples, Inc., an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During fiscal years 2022, 2021 and 2020, purchases from this supplier were not material. As of January 28, 2023 and January 29, 2022, amounts due to this supplier were not material.
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
Note 12. Debt Financing Arrangements
Our debt financing arrangements consist of the following (in thousands):

	January 28, 2023	January 29, 2022
Existing ABL Facility, as amended	$8,380	$—
Term loan
New Term Loan Credit Agreement	328,125	350,000
Less: current portion of unamortized original issue discount and debt financing costs	(1,356)	(1,356)
Less: noncurrent portion of unamortized original issue discount and debt financing costs	(5,928)	(7,284)
Total term loan outstanding, net of unamortized original issue discount and debt financing costs	320,841	341,360
Less: current portion of term loan, net of unamortized original issue discount and debt financing costs	(16,144)	(20,519)
Total term loan, net of current portion and unamortized original issue discount and debt financing costs	$304,697	$320,841
Fixed mandatory principal repayments due on the outstanding term loan are as follows as of January 28, 2023 (in thousands):

Fiscal Year
2023	$17,500
2024	17,500
2025	17,500
2026	17,500
2027	17,500
2028	240,625
$328,125
New Term Loan Credit Agreement
On June 14, 2021, we entered into a term loan credit agreement ("New Term Loan Credit Agreement") among Bank of America, N.A., as agent, and the lenders party thereto.

The New Term Loan Credit Agreement provides for term loans in an initial aggregate amount of $350.0 million ("Principal"), which is recorded net of an original issue discount ("OID") of $3.5 million and has a maturity date of June 14, 2028. In connection with the New Term Loan Credit Agreement, we paid financing costs of approximately $6.0 million.
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
If we elect the LIBOR rate, interest is due and payable on the last day of each interest period, unless an interest period exceeds three months, then the respective dates that fall every three months after the beginning of the interest period shall also be interest payment dates. If we elect the Base rate loan, interest is due and payable the last day of each calendar quarter. The elected interest rate at the end of fiscal year 2022 was approximately 10%.
In addition to paying interest on the outstanding Principal under the New Term Loan Credit Agreement, we are required to make fixed mandatory repayments of the Principal on the last business day of each fiscal quarter until maturity commencing with the second full fiscal quarter following the closing date ("Repayment"). For each of the fiscal quarters until the maturity date and starting with the fourth fiscal quarter of 2021, Repayments represent 1.25% of the Principal, reduced as a result of the application of prior Prepayments, as defined below.
Under the New Term Loan Credit Agreement, we are also required to make variable mandatory prepayments of the Principal, under certain conditions as described below, approximately 102 days after the end of each fiscal year (each, a "Prepayment"). Prepayments, if applicable, commence at the end of fiscal year 2022 and represent between 0% and 50% (depending on our first lien net leverage ratio) of Excess Cash Flow (as defined in the New Term Loan Credit Agreement) in excess of $10.0 million, minus prepayments of Principal, the Existing ABL Facility, as amended (to the extent accompanied by a permanent reduction in the commitments thereunder) and certain other specified indebtedness and amounts in connection with certain other enumerated items. As of January 28, 2023, we did not meet the Excess Cash Flow threshold to require a Prepayment.
In addition to mandatory Repayment and Prepayment obligations, we may at our option, prepay a portion of the outstanding Principal ("Optional Prepayment"). If we make Optional Prepayments before June 14, 2023, we will be subject to penalties ranging from 1.00% to 2.00% of the aggregate principal amount.
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
As of the end of fiscal years 2022 and 2021, we were compliant with our financial covenants under the New Term Loan Credit Agreement.
As of the end of fiscal year 2022, the fair value of the New Term Loan Credit Agreement was approximately $267.4 million. The fair value of the New Term Loan Credit Agreement is determined using current applicable rates for similar instruments as of the balance sheet date, a Level 2 measurement (as defined in "Note 20—Fair Value Measurements").
As of the end of fiscal year 2022, total borrowings, net of OID and financing costs, of $320.8 million remain outstanding under the New Term Loan Credit Agreement. During fiscal year 2022, we recognized $26.3 million of interest expense and $1.4 million of OID and financing costs related to the New Term Loan Credit Agreement. During fiscal year 2021, we recognized $14.0 million of interest expense and $0.9 million of OID and financing costs related to the New Term Loan Credit

Agreement. The OID and financing costs are amortized over the New Term Loan Credit Agreement’s seven-year term and are reflected as a direct deduction of the face amount of the term loan in our consolidated balance sheets. We recognize interest payments, together with amortization of the OID and financing costs, in interest expense in our consolidated statements of operations and comprehensive income (loss).
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
The Amended Term Loan Credit Agreement provided for term loans in an initial aggregate amount of $260.0 million ("Amended Term Loan Credit Agreement Principal"), which was recorded net of OID of $2.9 million and had a maturity date of December 14, 2024. In connection with the Term Loan Credit Agreement, we paid financing costs of approximately $4.6 million.
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
In addition to paying interest on the outstanding Principal under the Amended Term Loan Credit Agreement, we were required to make fixed mandatory repayments of the Principal on the last business day of each fiscal quarter until maturity ("Amended Term Loan Credit Agreement Repayment"). Amended Term Loan Credit Agreement Repayments for the first four fiscal quarters, starting in the third quarter of fiscal year 2019, represented 0.75% of the Amended Term Loan Credit Agreement Principal, reduced as a result of the application of prior Amended Term Loan Credit Agreement Prepayments (as defined below). For each of the eight fiscal quarters thereafter, Amended Term Loan Credit Agreement Repayments represented 1.25% of the Amended Term Loan Credit Agreement Principal, reduced as a result of the application of prior Amended Term Loan Credit Agreement Prepayments (as defined below). For each of the 10 fiscal quarters thereafter until the maturity date, Amended Term Loan Credit Agreement Repayments represented 1.875% of the Amended Term Loan Credit Agreement Principal, reduced as a result of the application of prior Amended Term Loan Credit Agreement Prepayments (as defined below).
Under the Amended Term Loan Credit Agreement, we were also required to make variable mandatory prepayments of the Amended Term Loan Credit Agreement Principal, under certain conditions as described below, approximately 102 days after the end of each fiscal year (each, an "Amended Term Loan Credit Agreement Prepayment"). Amended Term Loan Credit Agreement Prepayments, if applicable, commenced at the end of fiscal year 2018 and represented between 25% and 75% (depending on our first lien net leverage ratio) of Excess Cash Flow (as defined in the Amended Term Loan Credit Agreement) in excess of $2.0 million, minus prepayments of Amended Term Loan Credit Agreement Principal, the Existing ABL Facility,

as amended (as defined below), (to the extent accompanied by a permanent reduction in the commitments thereunder) and certain other specified indebtedness and amounts in connection with certain other enumerated items.
All of Torrid LLC’s existing domestic subsidiaries and Torrid Intermediate LLC unconditionally guaranteed all obligations under the Amended Term Loan Credit Agreement. Substantially all of the assets of Torrid LLC, Torrid LLC’s existing subsidiaries and Torrid Intermediate LLC secured all such obligations and the guarantees of those obligations, subject to certain exceptions.
Our borrowings under the Amended Term Loan Credit Agreement were subject to a financial covenant that required us to maintain a maximum ratio of our total debt to EBITDA (as defined in the Amended Term Loan Credit Agreement) ("Total Net Leverage Ratio"). The maximum ratio was 3.60 for the quarter ended November 2, 2019, 3.35 for the quarters ended February 1, 2020, May 2, 2020, and August 1, 2020, 3.10 for the quarter ended October 31, 2020, 2.50 for the quarter ended January 30, 2021, 2.35 for the quarter ended May 1, 2021, 2.10 for the quarters ended July 31, 2021 and October 30, 2021, and 1.85 for all quarters thereafter. The Amended Term Loan Credit Agreement amended the definition of total debt used in the Total Net Leverage Ratio calculation for the quarters ended October 31, 2020, January 30, 2021, May 1, 2021 and July 31, 2021. The amended definition of total debt permitted us to exclude indebtedness associated with our Existing ABL Facility, as amended, through the quarter ended October 31, 2020, removed the $20.0 million cap from the amount of cash and cash equivalents on-hand that we were permitted to net against our total debt for purposes of the ratio calculation through the quarter ended January 30, 2021, and raised the $20.0 million cap to $40.0 million and $30.0 million for the quarters ended May 1, 2021 and July 31, 2021, respectively, before reverting to $20.0 million for all quarters thereafter.
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
Borrowings under the Existing ABL Facility, as amended, bear interest at an annual rate equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate for an interest period of one month adjusted for certain costs, plus 1.00%, in each case, plus an applicable margin that ranges from 0.25% to 0.75% based on average daily availability; or (b) at a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs ("Adjusted LIBOR"), in each case plus an applicable margin that ranges from 1.25% to 1.75%, based on average daily availability. As of the end of fiscal year 2022, the applicable interest rate for borrowings under the Existing ABL Facility, as amended, was approximately 8% per annum.
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
The Existing ABL Facility, as amended, requires us to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 if we fail to maintain Specified Availability (as defined by the Existing ABL Facility, as amended) of at least the greater of 10% of the Loan Cap, as defined by the Existing ABL Facility, as amended, and $7.0 million. The Existing ABL Facility, as amended, contains a number of other covenants that, among other things and subject to certain exceptions, will restrict our ability and the ability of our subsidiaries to: incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or our other indebtedness; make investments, loans and acquisitions; engage in transactions with our affiliates; sell assets, including capital stock of our subsidiaries; alter the business we conduct; consolidate or merge; and incur liens. As of the end of fiscal years 2022 and 2021, we were compliant with our debt covenants under the Existing ABL Facility, as amended.
The Existing ABL Facility, as amended, specifically restricts dividends and distributions, aside from amounts to cover ordinary operating expenses and taxes, between our subsidiaries and to us. However, dividends and distributions are permitted at any time that either (1) availability under the Existing ABL Facility, as amended, is equal to or greater than 15% of the maximum borrowing amount on a pro forma basis and we are pro forma compliant with a 1.00 to 1.00 fixed charge coverage ratio or (2) availability under the Existing ABL Facility, as amended, is equal to or greater than 20% of the maximum borrowing amount on a pro forma basis. As of the end of fiscal years 2022 and 2021, the maximum restricted payments utilizing the Existing ABL Facility, as amended, that our subsidiaries could make from its net assets were $127.5 million and $109.8 million, respectively.
We consider the carrying amounts of the Existing ABL Facility, as amended, to approximate fair value because it is carried at a market observable interest rate that resets periodically and is categorized as Level 2 in the fair value hierarchy.
Availability under the Existing ABL Facility, as amended, at the end of fiscal year 2022 was $134.2 million, which reflects borrowings of $8.4 million. Availability under the Existing ABL Facility, as amended, at the end of fiscal year 2021 was $123.9 million, which reflects no borrowings. Standby letters of credit issued and outstanding were $7.4 million and $5.3 million at the end of fiscal years 2022 and 2021, respectively. During the third quarter of fiscal year 2017, we incurred $0.5 million of financing costs for the Existing ABL Facility, which were reduced in fiscal year 2019 by $0.1 million written off to account for the impact of our entry into the 1st Amendment. During the second quarter of fiscal year 2021, we incurred an additional $0.7 million of financing costs in connection with our entry into the 3rd Amendment. These financing costs, together with the unamortized financing costs of $0.1 million associated with the Original ABL Facility, are amortized over the five-year term of the Existing ABL Facility, as amended, and are reflected in prepaid expenses and other current assets and deposits and other noncurrent assets in our consolidated balance sheets. During fiscal years 2022, we amortized financing costs of $0.2 million. During fiscal years 2021 and 2020, we amortized financing costs of $0.1 million in each period. During fiscal years 2022, 2021 and 2020, interest payments were $1.8 million, $0.6 million and $0.6 million, respectively. We recognize amortization of financing costs and interest payments for the revolving credit facilities in interest expense in our consolidated statements of operations and comprehensive income (loss).
Note 13. Income Taxes
Income Before Provision for Income Taxes
The domestic and foreign income before provision for income taxes during fiscal years 2022, 2021 and 2020 is as follows (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Domestic	$69,273	$15,010	$38,698
Foreign	2,409	819	(3,175)
Income before provision	$71,682	$15,829	$35,523

Provision for Income Taxes
The composition of the provision for income taxes during fiscal years 2022, 2021 and 2020 is as follows (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Current:
Federal	$14,442	$36,410	$9,528
State	4,693	8,051	2,559
Foreign	487	—	(37)
	$19,622	$44,461	$12,050
Deferred:
Federal	$1,632	$785	$(157)
State	4	305	(361)
Foreign	215	222	(541)
	1,851	1,312	(1,059)
Total income tax provision	$21,473	$45,773	$10,991
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	January 28, 2023	January 29, 2022
Deferred tax assets (liabilities):
Inventory	$1,671	$2,197
Loyalty reserve	3,562	3,591
Accrued bonus	227	3,944
Deferred rent	695	639
Deferred compensation	1,046	1,694
Lease liability	52,113	61,112
Equity based compensation	721	459
Other deferred tax assets	5,160	4,562
ROU assets	(43,950)	(52,611)
Intangible assets	(2,069)	(2,071)
Depreciation	(14,367)	(16,446)
Other deferred tax liabilities	(1,799)	(2,197)
Total net deferred tax assets	$3,010	$4,873
A reconciliation of the provision for income taxes to the statutory tax rate is as follows:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Statutory federal rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	5.3	35.5	5.5
Share-based compensation	2.1	202.9	4.6
Liability for uncertain tax positions	(0.2)	9.4	(1.2)
Information technology services charge	0.4	4.5	1.8
Non-deductible IPO transaction costs	—	11.0	—
Limitation on Section 162(m) officers	1.3	5.8	—
Foreign derived intangible income	(0.2)	(2.0)	(0.3)
Other differences, net	0.3	1.1	(0.5)
Effective income tax rate	30.0%	289.2%	30.9%

The effective tax rates in fiscal years 2021 and 2020 reflect non-deductible and non-taxable fair market value adjustments to the share-based compensation expense, for which there is no associated income tax benefit or expense. The unconventional effective tax rate in fiscal year 2021 is primarily due to the increase in the amount of non-deductible items associated with share-based compensation, relative to income before provision for income taxes for fiscal year 2021. The increase in the amount of non-taxable items associated with share-based compensation during fiscal year 2021 was driven by the $111.4 million remeasurement adjustment related to the increase in the value of the incentive units as indicated by the Torrid Holding LLC equity value as of June 30, 2021, following the pricing of our IPO. Please refer to "Note 14—Share-Based Compensation" for further discussion regarding the $111.4 million remeasurement adjustment.
Excess tax benefits or detriments associated with share-based payment awards are recognized as income tax benefits or expense in the consolidated statements of operations and comprehensive income (loss). The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The income tax detriment resulting from share-based awards was $1.7 million for fiscal year 2022 and is reflected as an increase to the income tax provision.
As of the end of fiscal year 2022, we had accumulated undistributed earnings and profits of our foreign subsidiary of approximately $8.1 million. We continue to treat undistributed earnings of our foreign subsidiary as indefinitely reinvested according to our current operating plans and no deferred tax liability has been recorded for potential future taxes related to such earnings. According to current tax law, any future dividends paid from our foreign subsidiary will not be subject to income tax in the United States, except for withholding taxes and state taxes, which are not material. We have made a determination on our accounting policy choice to treat taxes related to GILTI as a period cost.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law, and has resulted in significant changes to the U.S. federal corporate tax law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. Additionally, several state and foreign jurisdictions have enacted additional legislation to comply with federal changes. On December 27, 2020, the Consolidated Appropriations Act ("CAA") was enacted in further response to the COVID-19 pandemic. The CAA, among other things, revised certain tax measures enacted under the CARES Act, such as the deductibility of payroll tax credits, charitable contributions for corporate taxpayers, certain meals and entertainment expenses paid or incurred in calendar years 2021 and 2020, and employment retention credit claims. On March 11, 2021, the American Rescue Plan Act ("ARPA") was signed into law with additional funding for COVID-19 pandemic relief. The ARPA includes the expansion of employment retention credit claims and other pandemic funding provisions. On August 16, 2022, the Inflation Reduction Act of 2022 (the "IR Act") was enacted to reduce inflation and promote clean energy in the United States. Among other things, the IR Act introduced a 15% alternative minimum tax based on the adjusted financial statement income of corporations or their predecessors with a three-year taxable year average annual adjusted financial statement income in excess of $1 billion and imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. In addition, the current administration has announced a proposal to increase such excise tax to 4%. The IR Act also includes provisions intended to mitigate climate change by, among others, providing tax credit incentives for reductions in greenhouse gas emissions. We have considered the applicable CARES Act, CAA, ARPA and IR Act tax law changes in our tax provision for the year ended January 28, 2023, and continue to evaluate the impact of these tax law changes on future periods.
Uncertain Tax Positions
The amount of income taxes we pay is subject to ongoing audits by taxing authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. As of the end of fiscal year 2022, the total liability for income taxes associated with unrecognized tax benefits, including interest and penalties, was $3.8 million ($3.3 million, net of federal benefit). As of the end of fiscal year 2021, the total liability for income taxes associated with unrecognized tax benefits, including interest and penalties, was $4.0 million ($3.5 million, net of federal benefit). Our effective tax rate will be affected by any portion of this liability we may recognize.
We believe that it is reasonably possible that $1.7 million ($1.6 million net of federal benefit) of our liability for unrecognized tax benefits, of which the associated interest and penalties are not material, may be recognized in the next 12 months due to the expiration of statutes of limitations.

The following table reconciles the amount recorded for the liability for income taxes associated with unrecognized tax benefits as of the end of fiscal years 2022, 2021 and 2020 (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Unrecognized tax benefits at the beginning of the fiscal year	$3,293	$2,187	$1,308
Additions:
Tax positions related to the current period	59	1,535	1,455
Tax positions related to the prior period	(356)	(429)	(576)
Unrecognized tax benefits at the end of the fiscal year	$2,996	$3,293	$2,187
Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits as a tax expense. In fiscal years 2022, 2021 and 2020, tax expense related to interest and penalties was $0.8 million, $0.5 million and $0.3 million, respectively.
We operate stores throughout the United States, Puerto Rico and Canada, and as a result, we file income tax returns in the United States federal jurisdiction and various state, local and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. The federal statute of limitations period is three years and most states follow this limitations period with few exceptions. Consequently, tax years between 2019 and 2021 are open for examination.
IT Asset Purchase Agreement with Hot Topic
In connection with the IT Asset Purchase Agreement we entered into with Hot Topic on August 1, 2019, we generated a tax amortizable basis of the $29.5 million purchase price, amortizable over three years commencing in fiscal year 2019. We recorded the $26.0 million variance between the $3.5 million net book value and $29.5 million tax amortizable basis of the information technology assets in equity, net of $6.7 million deferred tax. As of the end of fiscal year 2022, the tax basis has been fully amortized.
Note 14. Share-Based Compensation
Our share-based compensation expense, by award type, consists of the following (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Restricted stock units	$1,818	$4,040	$—
Restricted stock awards	6,304	3,864	—
Performance-based restricted stock units	568	—	—
Stock options	972	514	—
Employee stock purchase plan	318	170	—
Remeasurement adjustments for incentive units	—	151,166	7,791
Share-based compensation expense before income taxes	9,980	159,754	7,791
Income tax detriment	340	293	—
Net share-based compensation expense	$10,320	$160,047	$7,791
On June 22, 2021, in connection with our IPO, our board of directors adopted the Torrid Holdings Inc. 2021 Long-Term Incentive Plan (the "2021 LTIP"), for employees, consultants and directors. The 2021 LTIP provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") including performance-based restricted stock units ("PSUs"), stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards intended to align the interests of service providers, with those of our shareholders. As of the end of fiscal year 2022, 10,687,500 shares were authorized for issuance under the 2021 LTIP.
On June 22, 2021, in connection with our IPO, our board of directors adopted the Torrid Holdings Inc. 2021 Employee Stock Purchase Plan (the "ESPP"), intended to qualify under Section 423 of the U.S. Internal Revenue Code of 1986, as amended, in order to provide all of our eligible employees with a further incentive towards ensuring our success and accomplishing our corporate goals. The ESPP allows eligible employees to contribute up to 15% of their base earnings towards purchases of common stock, subject to an annual maximum. The purchase price is 85% of the lower of (i) the fair market value of the stock on the date of enrollment and (ii) the fair market value of the stock on the last day of the related purchase period. As of the end of fiscal year 2022, 3,650,000 shares were authorized for issuance under the ESPP.
Incentive Units
Prior to the IPO, Torrid Holding LLC issued 13,660,000 Class A, Class B, Class C, Class D, Class E, Class F, Class G, Class H and Class J Torrid incentive units, in the aggregate, net of forfeitures, to certain members of our management.
We recognized the impact of share-based compensation associated with incentive units issued by Torrid Holding LLC in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The share-based compensation expense and related capital contribution are reflected in our consolidated financial statements as these awards were deemed to be for our benefit. The intent of the incentive units was to provide profit-sharing opportunities to management rather than equity ownership in our then parent, Torrid Holding LLC. The incentive units did not have any voting or distribution rights and contained a repurchase feature, whereby upon termination, Torrid Holding LLC had the right to purchase from former employees any or all of the vested incentive units at fair value. In addition, although the fair value of the incentive units was determined through an option pricing methodology that utilized the possible equity values of Torrid Holding LLC, the settlement amounts and method of settlement of the incentive units were at the discretion of our board of directors. Based on these aforementioned features and characteristics, we determined that the incentive units were in-substance liabilities accounted for as liability instruments in accordance with ASC 710, Compensation. The incentive units were remeasured based on the fair value of the awards at the end of each reporting period. We recorded the expense associated with changes in the fair value of these incentive units as a capital contribution from our former parent, Torrid Holding LLC, as our former parent is the legal obligor for the incentive units.
The incentive units were valued utilizing a contingent claims analysis ("CCA") methodology based on a Black-Scholes OPM. Under the OPM, each class of incentive units was modeled as a call option with a unique claim on the assets of Torrid Holding LLC. The characteristics of each class of incentive units determined the uniqueness of the claim on the assets of Torrid Holding LLC. The OPM used to value the incentive units incorporated various assumptions, including the time to liquidity event, equity volatility and risk-free interest rate of return. Equity volatility was based on the historical volatilities of comparable publicly traded companies for the time horizon equal to the time to the anticipated liquidity event; and the risk-free interest rate was for a term corresponding to the time to liquidity event. The assumptions underlying the valuation of the incentive units represented our best estimates, which involved inherent uncertainties and the application of our judgment. The most recent remeasurement of the fair value of the incentive units utilizing the CCA methodology was performed as of May 1, 2021.
During the second quarter of fiscal year 2021, we recorded a share-based compensation expense remeasurement adjustment of $111.4 million related to the increase in the value of the incentive units as indicated by the Torrid Holding LLC equity value as of June 30, 2021, following the pricing of our IPO. The vested portion of the incentive units was exchanged for 13,353,122 shares of our common stock of an equivalent fair value as the vested incentive units and the unvested portion was cancelled. As such, the fair value of these incentive units is no longer recognized in our consolidated statements of operations and comprehensive income (loss).
During fiscal years 2021 and 2020, we recognized share-based compensation expense of $159.8 million and $7.8 million, respectively, primarily due to an increase in the Torrid Holding LLC equity value.
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

PSUs are awarded to certain employees, non-employee directors and consultants and entitle the grantee to receive shares of common stock based on the achievement of various company performance targets and market conditions. In general, PSUs vest in equal installments over a three-year period subject to the achievement of the performance targets or market conditions.
RSU activity, including IPO Awards and PSUs, during fiscal year 2022 under the 2021 LTIP consists of the following (in thousands except per share amounts):

	Shares	Weighted average grant date value per share
Nonvested, January 29, 2022	278	$26.75
Granted	1,371	$5.07
Vested	(66)	$25.65
Forfeited	(197)	$18.07
Nonvested, January 28, 2023	1,386	$6.55
As of the end of fiscal year 2022, unrecognized compensation expense related to unvested RSUs, including PSUs, was $7.2 million, which is expected to be recognized over a weighted average period of approximately 2.5 years. The total vesting date fair value of RSUs which vested during fiscal year 2022 was $0.3 million.
The weighted average grant date fair value of PSUs granted during fiscal year 2022 was $4.15 per share and was estimated at the grant date using a Monte Carlo simulation following a Geometric Brownian Motion with the following weighted average assumptions:

Dividend yield	—%
Expected volatility(1)	70.7%
Risk-free interest rate(2)	3.2%
Expected term(3)	3.00 years
Grant date fair value per share	$4.15

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
Restricted stock award activity during fiscal year 2022 under the 2021 LTIP consists of the following (in thousands except per share amounts):

	Shares	Weighted average grant date fair value per share
Nonvested, January 29, 2022	532	$27.00
Granted	—
Vested	(241)	$27.00
Forfeited	(80)	$27.00
Nonvested, January 28, 2023	211	$27.00
As of the end of fiscal year 2022, unrecognized compensation expense related to unvested restricted stock awards was $5.0 million, which is expected to be recognized over a weighted average period of approximately 1.3 years. The total vesting date fair value of restricted stock awards which vested during fiscal year 2022 was $1.4 million.

Stock Options
Stock options generally vest in equal installments each year over 4 years and generally expire 10 years from the grant date.
Stock option activity under the 2021 LTIP consists of the following (in thousands except per share and contractual life amounts):

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, January 29, 2022	337	$21.03	9.4	$—
Granted	1,420	$5.58
Exercised	—
Expired / forfeited	(313)	$13.90
Outstanding, January 28, 2023	1,444	$7.38	9.4	$114.6
Exercisable, January 28, 2023	44	$21.03
The weighted average grant date fair value of stock option awards granted during fiscal year 2022 was $3.25 per option and was estimated at the grant date using the Black-Scholes OPM with the following weighted average assumptions:

Dividend yield	—%
Expected volatility(1)	59.0%
Risk-free interest rate(2)	3.1%
Expected term(3)	6.25 years
Grant date fair value per share	$3.25

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

As of the end of fiscal year 2022, unrecognized compensation expense related to unvested stock options was $4.8 million, which is expected to be recognized over a weighted average period of approximately 3.4 years.
Note 15. Other Noncurrent Liabilities
Other noncurrent liabilities consist of the following (in thousands):

	January 28, 2023	January 29, 2022
Noncurrent portion of lease incentives	$1,097	$1,053
Noncurrent income taxes payable	3,769	3,991
Deferred PLCC Funds	3,958	—
Other	291	—
Other noncurrent liabilities	$9,115	$5,044
Note 16. Commitments and Contingencies
Operating Lease Agreements
We have entered into operating lease agreements for retail, distribution and office space; and vehicles and equipment, under primarily non-cancelable leases with terms ranging from approximately two to seventeen years. Please refer to "Note 9—Leases" for further discussion regarding our leases.

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
Note 17. Stockholders' Deficit
Torrid was formed on October 29, 2019 and capitalized on February 20, 2020. Torrid is authorized to issue 1.0 billion shares of common stock at $0.01 par value, and 5.0 million shares of preferred stock at $0.01 par value. Torrid had 103,774,813 shares of common stock and no shares of preferred stock issued and outstanding as of January 28, 2023. Historical periods prior to the formation of Torrid have been revised to reflect our current capital structure.
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
Note 18. Share Repurchases
On December 6, 2021, our board of directors authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. As of January 28, 2023, we had approximately $44.9 million remaining under the share repurchase program.
Share repurchase activity consists of the following (in thousands except share and per share amounts):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022
Number of shares repurchased	4,464,367	2,315,266
Total cost	$31,700	$23,352
Average per share cost including commissions	$7.10	$10.09

Note 19. Earnings Per Share
Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period, inclusive of potentially dilutive common shares outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. During fiscal year 2022, there were approximately 0.1 million potentially dilutive common share equivalents outstanding that were included in the computation of diluted earnings per share. During fiscal years 2021 and 2020, there were no potentially dilutive common share equivalents outstanding that were included in the computation of diluted earnings per share. During fiscal year 2022, there were approximately 0.9 million restricted stock awards and RSUs, including PSUs, and approximately 0.9 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved. During fiscal year 2021 there were approximately 0.9 million restricted stock awards and RSUs and approximately 0.3 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive.
Note 20. Fair Value Measurements
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
Financial assets and liabilities measured at fair value on a recurring basis as of the end of fiscal year 2022 consisted of the following (in thousands):

	January 28, 2023	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$29	$29	$—	$—
Total assets	$29	$29	$—	$—
Liabilities:
Deferred compensation plan liability (noncurrent)	$4,246	$—	$4,246	$—
Total liabilities	$4,246	$—	$4,246	$—

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
Note 21. Quarterly Financial Data (Unaudited)
In the fourth quarter of fiscal year 2022, we made a voluntary change in our accounting policy regarding the classification of PLCC Funds. Historically, we recorded PLCC Funds as a reduction to selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). Under the new policy, we record PLCC Funds in net sales in the consolidated statements of operations and comprehensive income (loss). This reclassification does not have any impact on income from operations, income before provision for income taxes, net income (loss) or earnings (loss) per share and there was no cumulative effect to stockholders’ deficit or net assets. This reclassification has been retrospectively applied to all prior periods presented.
The recognition of PLCC Funds in net sales is preferable because it will enhance the comparability of our financial statements with those of many of our industry peers and provide greater transparency into performance metrics relevant to our industry by showing the gross impact of the funds received as net sales instead of as a reduction to selling, general and administrative expenses.

The following table shows the impact of this change in accounting policy for all previously reported fiscal quarters during fiscal years 2022 and 2021:

	Three Months Ended
As Previously Reported	January 28, 2023(A)	October 29, 2022	July 30, 2022	April 30, 2022	January 29, 2022	October 30, 2021	July 31, 2021	May 1, 2021
Net sales	$294,817	$290,034	$340,876	$328,409	$313,936	$306,241	$332,870	$325,747
Cost of goods sold	205,049	198,263	222,030	203,263	214,767	181,094	183,150	180,815
Gross profit	89,768	91,771	118,846	125,146	99,169	125,147	149,720	144,932
Selling, general and administrative expenses	71,426	59,180	65,928	67,431	65,579	66,399	179,041	109,913
Marketing expenses	15,827	12,638	13,502	17,974	17,378	15,023	10,728	9,525
Income (loss) from operations	$2,515	$19,953	$39,416	$39,741	$16,212	$43,725	$(40,049)	$25,494

Adjustment
Net sales	$6,411	$10,167	$12,646	$4,784	$4,713	$4,649	$4,637	$4,478
Cost of goods sold	—	—	—	—	—	—	—	—
Gross profit	6,411	10,167	12,646	4,784	4,713	4,649	4,637	4,478
Selling, general and administrative expenses	6,411	10,167	12,646	4,784	4,713	4,649	4,637	4,478
Marketing expenses	—	—	—	—	—	—	—	—
Income (loss) from operations	$—	$—	$—	$—	$—	$—	$—	$—

As Adjusted
Net sales	$301,228	$300,201	$353,522	$333,193	$318,649	$310,890	$337,507	$330,225
Cost of goods sold	205,049	198,263	222,030	203,263	214,767	181,094	183,150	180,815
Gross profit	96,179	101,938	131,492	129,930	103,882	129,796	154,357	149,410
Selling, general and administrative expenses	77,837	69,347	78,574	72,215	70,292	71,048	183,678	114,391
Marketing expenses	15,827	12,638	13,502	17,974	17,378	15,023	10,728	9,525
Income (loss) from operations	$2,515	$19,953	$39,416	$39,741	$16,212	$43,725	$(40,049)	$25,494

(A)     The amounts for the three months ended January 28, 2023 have not been previously reported but are presented based on the previous classification.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We, under the supervision of and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 28, 2023, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
The Securities and Exchange Commission ("SEC"), as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules which require us to include in this Annual Report on Form 10-K, an assessment by management of the effectiveness of our internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of January 28, 2023 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of January 28, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The effectiveness of our internal control over financial reporting has not been audited by our independent registered public accounting firm because we are a “non-accelerated filer” as defined under SEC rules.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended January 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On March 22, 2023, our board of directors adopted and approved, effective immediately, amended and restated bylaws (as amended and restated, the “Amended and Restated Bylaws”) of the Company. The Amended and Restated Bylaws, among other things, revise procedures and disclosure requirements for stockholders to provide notice of the nomination of directors and the submission of proposals for consideration at annual meetings of the stockholders of the Company, including, among other things, adding a requirement that a stockholder seeking to nominate director(s) deliver to the Company reasonable evidence that it has complied with the requirements of Rule 14a-19 of the Exchange Act no later than five business days before the meeting; and make certain other administrative, modernizing, clarifying and conforming changes, including making updates to reflect recent amendments to the DGCL.

The foregoing description of the Amended and Restated Bylaws is not complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, which is filed as Exhibit 3.2 hereto and are incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the sections entitled "Board of Directors and Corporate Governance" in the 2022 Proxy Statement.
We have adopted a code of ethics, our Code of Business Conduct and Ethics, which applies to all employees including our principal executive officer, principal financial officer and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website, www.torrid.com, under "Investors, Governance, Governance Documents, Code of Business Conduct." Any amendments and waivers to our Code of Business Conduct and Ethics will also be available on the website.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the sections entitled "Executive and Director Compensation" in the 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2022 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the sections entitled "Certain Relationships and Related Party Transactions" in the 2022 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the sections entitled "Ratification of Appointment of Independent Registered Public Accounting Firm" in the 2022 Proxy Statement.

Part IV

Item 15. Exhibit and Financial Statement Schedules
(a)Financial Statements
See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K.
(b)Exhibits
The exhibit index attached hereto is incorporated herein by reference.
(c)Financial Statement Schedules
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

3.2*	Amended and Restated Bylaws of Torrid Holdings Inc.
4.1*	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
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

10.22+
Form of Director and Officer Indemnification Agreement. (Incorporated by reference to Exhibit 10.22 to Torrid’s Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 23, 2021).

10.23+
Amendment No. 1 to Employment Agreement by and among Torrid LLC, Torrid Holdings Inc. and Elizabeth Muñoz, dated as of May 2, 2022 (Incorporated by reference to Exhibit 10.1 to Torrid’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2022).

10.24+
Employment Agreement by and between Lisa M. Harper and Torrid Holdings Inc., dated as of May 3, 2022 (Incorporated by reference to Exhibit 10.2 to Torrid’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2022).

10.25+
Performance Stock Unit Agreement by and between Lisa M. Harper and Torrid Holdings Inc., dated as of May 3, 2022 (Incorporated by reference to Exhibit 10.3 to Torrid’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2022).

10.26+
First Amendment to the Services Agreement between Torrid LLC and Hot Topic Inc., dated July 31, 2022 (Incorporated by reference to Exhibit 10.5 to Torrid's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 7, 2022).

10.27+
Employment Agreement by and between Tim Martin and Torrid Holdings Inc., dated as of August 1, 2022 (Incorporated by reference to Exhibit 10.1 to Torrid's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2022).

10.28+	Form of Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.6 to Torrid's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 7, 2022).
10.29+
Separation Agreement by and between Kelly McGuire Diehl and Torrid Holdings Inc., dated as of November 22, 2022 (Incorporated by reference to Exhibit 10.1 to Torrid's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 8, 2022).

10.30+
Second Amendment to the Services Agreement between Torrid LLC and Hot Topic Inc., dated September 30, 2022 (Incorporated by reference to Exhibit 10.2 to Torrid's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 8, 2022).

10.31+
Third Amendment to the Services Agreement between Torrid LLC and Hot Topic Inc., dated December 1, 2022 (Incorporated by reference to Exhibit 10.3 to Torrid's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 8, 2022).

10.32+*	Separation Agreement by and between Michael Salmon and Torrid Holdings Inc., dated as of January 5, 2023
18.1*	Letter from PricewaterhouseCoopers LLP related to change in preferable accounting principles dated March 28, 2023
21.1*	List of subsidiaries of Torrid Holdings Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1**	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files (formatted as Inline XBRL)
104*	Cover Page Interactive Data Files (Embedded within the Inline XBRL document and included in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2023.

Torrid Holdings Inc.

By:	/S/ LISA HARPER
Name:	Lisa Harper
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/S/ TIM MARTIN
Name:	Tim Martin
Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LISA HARPER	Chief Executive Officer and Director	March 28, 2023
Lisa Harper	(Principal Executive Officer)

/S/ TIM MARTIN	Chief Operating Officer and Chief Financial Officer	March 28, 2023
Tim Martin	(Principal Financial and Accounting Officer)

/S/ STEFAN L. KALUZNY	Chairman of the Board and Director	March 28, 2023
Stefan L. Kaluzny

/S/ DARY KOPELIOFF	Director	March 28, 2023
Dary Kopelioff

/S/ THEO KILLION	Director	March 28, 2023
Theo Killion

/S/ VALERIA RICO NIKOLOV	Director	March 28, 2023
Valeria Rico Nikolov

/S/ MICHAEL SHAFFER	Director	March 28, 2023
Michael Shaffer