Form 10-Q
period 2023-07-29
Torrid Holdings Inc.
filed 2023-09-06
CIK 1792781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of September 1, 2023, there were approximately 104,071,462 shares of the registrant's common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Quarterly Report on Form 10-Q are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "plan," "intend," "believe," "may," "will," "should," "can have," "likely" and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology). For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements, including:
•changes in consumer spending and general economic conditions;
•the negative impact on interest expense as a result of rising interest rates;
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
The outcome of the events described in any of our forward-looking statements are also subject to risks, uncertainties and other factors described in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 28, 2023 and in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.
We caution you that the important factors referenced above may not include all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the outcomes or affect us or our operations in the way we expect. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise except to the extent required by law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.
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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	July 29, 2023	January 28, 2023
Assets
Current assets:
Cash and cash equivalents	$18,544	$13,569
Restricted cash	366	366
Inventory	157,819	180,055
Prepaid expenses and other current assets	23,958	20,050
Prepaid income taxes	4,082	2,081
Total current assets	204,769	216,121
Property and equipment, net	102,605	113,613
Operating lease right-of-use assets	160,353	177,179
Deposits and other noncurrent assets	12,956	8,650
Deferred tax assets	3,301	3,301
Intangible asset	8,400	8,400
Total assets	$492,384	$527,264
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$62,339	$76,207
Accrued and other current liabilities	106,721	108,847
Operating lease liabilities	40,651	45,008
Borrowings under credit facility	—	8,380
Current portion of term loan	16,144	16,144
Due to related parties	10,522	12,741
Total current liabilities	236,377	267,327
Noncurrent operating lease liabilities	153,733	172,103
Term loan	296,625	304,697
Deferred compensation	4,854	4,246
Other noncurrent liabilities	8,452	9,115
Total liabilities	700,041	757,488
Commitments and contingencies (Note 15)
Stockholders' deficit
Common shares: $0.01 par value; 1,000,000,000 shares authorized; 104,044,344 shares issued and outstanding at July 29, 2023; 103,774,813 shares issued and outstanding at January 28, 2023	1,041	1,038
Additional paid-in capital	132,275	128,205
Accumulated deficit	(340,769)	(359,206)
Accumulated other comprehensive loss	(204)	(261)
Total stockholders' deficit	(207,657)	(230,224)
Total liabilities and stockholders' deficit	$492,384	$527,264
The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$289,144	$353,522	$582,998	$686,715
Cost of goods sold	186,467	222,030	369,679	425,293
Gross profit	102,677	131,492	213,319	261,422
Selling, general and administrative expenses	69,591	78,574	140,819	150,789
Marketing expenses	12,898	13,502	26,249	31,476
Income from operations	20,188	39,416	46,251	79,157
Interest expense	9,606	6,697	19,074	12,961
Interest income, net of other (income) expense	(89)	48	(29)	76
Income before provision for income taxes	10,671	32,671	27,206	66,120
Provision for income taxes	4,042	9,961	8,769	19,344
Net income	$6,629	$22,710	$18,437	$46,776
Comprehensive income:
Net income	$6,629	$22,710	$18,437	$46,776
Other comprehensive income (loss):
Foreign currency translation adjustment	227	25	57	(15)
Total other comprehensive income (loss)	227	25	57	(15)
Comprehensive income	$6,856	$22,735	$18,494	$46,761
Net earnings per share:
Basic	$0.06	$0.22	$0.18	$0.45
Diluted	$0.06	$0.22	$0.18	$0.44
Weighted average number of shares:
Basic	103,930	103,836	103,865	105,031
Diluted	104,172	103,953	104,093	105,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
(In thousands)

	Six Months Ended July 29, 2023
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss (Income)	Total Stockholders' Deficit
	Shares	Amount
Balance at January 28, 2023	103,775	$1,038	$128,205	$(359,206)	$(261)	$(230,224)
Net income	—	—	—	11,808	—	11,808
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	53	1	(124)	—	—	(123)
Share-based compensation	—	—	2,377	—	—	2,377
Other comprehensive loss	—	—	—	—	(170)	(170)
Balance at April 29, 2023	103,828	1,039	130,458	(347,398)	(431)	(216,332)
Net income	—	—	—	6,629	—	6,629
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	121	1	(64)	—	—	(63)
Issuance of common shares related to employee stock purchase plan	95	1	219	—	—	220
Share-based compensation	—	—	1,662	—	—	1,662
Other comprehensive income	—	—	—	—	227	227
Balance at July 29, 2023	104,044	$1,041	$132,275	$(340,769)	$(204)	$(207,657)

	Six Months Ended July 30, 2022
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount
Balance at January 29, 2022	107,858	$1,078	$118,286	$(377,759)	$76	$(258,319)
Net income	—	—	—	24,066	—	24,066
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	39	—	(178)	—	—	(178)
Share-based compensation	—	—	2,480	—	—	2,480
Repurchase and retirement of common stock	(2,919)	(29)	—	(22,836)	—	(22,865)
Other comprehensive loss	—	—	—	—	(40)	(40)
Balance at April 30, 2022	104,978	1,049	120,588	(376,529)	36	(254,856)
Net income	—	—	—	22,710	—	22,710
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	74	1	(227)	—	—	(226)
Issuance of common shares related to employee stock purchase plan	95	1	350	—	—	351
Share-based compensation	—	—	2,175	—	—	2,175
Repurchase and retirement of common stock	(1,546)	(15)	—	(8,820)	—	(8,835)
Other comprehensive income	—	—	—	—	25	25
Balance at July 30, 2022	103,601	$1,036	$122,886	$(362,639)	$61	$(238,656)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended July 29, 2023	Six Months Ended July 30, 2022
OPERATING ACTIVITIES
Net income	$18,437	$46,776
Adjustments to reconcile net income to net cash provided by operating activities:
Write down of inventory	1,523	1,363
Operating right-of-use assets amortization	20,119	20,672
Depreciation and other amortization	19,077	18,891
Share-based compensation	4,396	4,655
Other	(1,437)	82
Changes in operating assets and liabilities:
Inventory	20,738	(11,585)
Prepaid expenses and other current assets	(3,908)	(2,863)
Prepaid income taxes	(2,001)	4,661
Deposits and other noncurrent assets	(4,386)	(1,539)
Accounts payable	(13,291)	883
Accrued and other current liabilities	(389)	(27,116)
Operating lease liabilities	(25,278)	(20,628)
Other noncurrent liabilities	(294)	4,156
Deferred compensation	608	(1,031)
Due to related parties	(2,219)	5,646
Income taxes payable	—	1,270
Net cash provided by operating activities	31,695	44,293
INVESTING ACTIVITIES
Purchases of property and equipment	(9,593)	(11,444)
Net cash used in investing activities	(9,593)	(11,444)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	346,280	423,900
Principal payments on revolving credit facility	(354,660)	(417,950)
Repurchase of common stock	—	(31,700)
Principal payments on term loan	(8,750)	(13,125)
Proceeds from issuances under share-based compensation plans	200	463
Withholding tax payments related to vesting of restricted stock units and awards	(188)	(414)
Net cash used in financing activities	(17,118)	(38,826)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(9)	(7)
Increase (decrease) in cash, cash equivalents and restricted cash	4,975	(5,984)
Cash, cash equivalents and restricted cash at beginning of period	13,935	29,287
Cash, cash equivalents and restricted cash at end of period	$18,910	$23,303
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest related to the revolving credit facility and term loan	$15,469	$13,637
Cash paid during the period for income taxes	$10,759	$13,413
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued liabilities	$1,722	$3,578
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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 and each fiscal year is generally comprised of four 13-week quarters (although in years with 53 weeks, the fourth quarter is comprised of 14 weeks). Fiscal year 2023 is a 53-week year and fiscal year 2022 was a 52-week year. Fiscal years are identified according to the calendar year in which they begin. For example, references to "fiscal year 2023" or similar references refer to the fiscal year ending February 3, 2024. References to the second quarter of fiscal years 2023 and 2022 and to the three- and six-month periods ended July 29, 2023 and July 30, 2022, respectively, refer to the 13- and 26-week periods then ended.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three- and six-month periods ended July 29, 2023 and July 30, 2022 are not necessarily indicative of the results that may be expected for any future interim periods, the fiscal year ending February 3, 2024, or for any future fiscal year.
The condensed consolidated balance sheet information at January 28, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023. The unaudited condensed consolidated financial statements include Torrid and those of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Description of Business
We are a direct-to-consumer brand of apparel, intimates and accessories in North America aimed at fashionable women who are curvy and wear sizes 10 to 30. We generate revenues primarily through our e-Commerce platform www.torrid.com and our stores in the United States of America, Puerto Rico and Canada.
Segment Reporting
We have determined that we have one reportable segment, which includes the operation of our e-Commerce platform and stores. The single segment was identified based on how the Chief Operating Decision Maker, who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources. Revenues and long-lived assets related to our operations in Canada and Puerto Rico during the three- and six-month periods ended July 29, 2023 and July 30, 2022, and as of the end of the same periods, were not material, and therefore are not reported separately from domestic revenues and long-lived assets.

Store Pre-Opening Costs
Costs incurred in connection with the opening of new stores, store remodels or relocations are expensed as incurred in selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive income. We incurred $0.3 million and $0.6 million of pre-opening costs during the three- and six-month periods ended July 29, 2023, respectively. We incurred $0.3 million and $0.5 million of pre-opening costs during the three- and six-month periods ended July 30, 2022, respectively.
Change in Accounting Principle
In the fourth quarter of fiscal year 2022, we made a voluntary change in our accounting policy regarding the classification of royalties, profit-sharing and marketing and promotional funds ("PLCC Funds") we receive pursuant to the Credit Card Agreement (as defined below). Historically, we recorded PLCC Funds as a reduction to selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. Under the new policy, we record PLCC Funds in net sales in the consolidated statements of operations and comprehensive income. This reclassification does not have any impact on income from operations, income before provision for income taxes, net income or earnings per share and there was no cumulative effect to stockholders’ deficit or net assets. This reclassification has been retrospectively applied to all prior periods presented.
The recognition of PLCC Funds in net sales is preferable because it enhances the comparability of our financial statements with those of many of our industry peers and provides greater transparency into performance metrics relevant to our industry by showing the gross impact of the funds received as net sales instead of as a reduction to selling, general and administrative expenses.
The impact of this change in accounting principle is reflected in the tables below (in thousands):

	Three Months Ended July 30, 2022
	As Previously Reported	Change in Accounting Principle	As Adjusted
Net sales	$340,876	$12,646	$353,522
Cost of goods sold	222,030	—	222,030
Gross profit	118,846	12,646	131,492
Selling, general and administrative expenses	65,928	12,646	78,574
Marketing expenses	13,502	—	13,502
Income from operations	$39,416	$—	$39,416

	Six Months Ended July 30, 2022
	As Previously Reported	Change in Accounting Principle	As Adjusted
Net sales	$669,285	$17,430	$686,715
Cost of goods sold	425,293	—	425,293
Gross profit	243,992	17,430	261,422
Selling, general and administrative expenses	133,359	17,430	150,789
Marketing expenses	31,476	—	31,476
Income from operations	$79,157	$—	$79,157
Note 2. Accounting Standards
Recently Adopted Accounting Standards during the Six-Month Period Ended July 29, 2023
We did not adopt any new accounting standards during the six-month period ended July 29, 2023.

Accounting Pronouncements Not Yet Adopted
We have considered all recent accounting pronouncements and have concluded that there are no recent accounting pronouncements not yet adopted that would have a material impact on our consolidated financial statements, based on current information.
Note 3. Inventory
Our inventory is comprised solely of finished goods and is valued at the lower of moving average cost or net realizable value. We make certain assumptions regarding net realizable value in order to assess whether our inventory is recorded properly at the lower of cost or net realizable value. These assumptions are based on historical average selling price experience, current selling price information and estimated future selling price information. Physical inventory counts are conducted at least once during the year to determine actual inventory on hand and shrinkage. We accrue our estimated inventory shrinkage in our stores for the period between the last physical count and current balance sheet date.
Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	July 29, 2023	January 28, 2023
Prepaid and other information technology expenses	10,949	9,048
PLCC Funds receivable	2,991	2,721
Prepaid advertising	1,191	1,068
Prepaid casualty insurance	1,992	2,557
Other	6,835	4,656
Prepaid expenses and other current assets	$23,958	$20,050
Note 5. Property and Equipment
Property and equipment are summarized as follows (in thousands):

	July 29, 2023	January 28, 2023
Property and equipment, at cost
Leasehold improvements	$179,333	$176,222
Furniture, fixtures and equipment	116,760	115,618
Software and licenses	14,349	14,140
Construction-in-progress	2,591	2,956
	313,033	308,936
Less: Accumulated depreciation and amortization	(210,428)	(195,323)
Property and equipment, net	$102,605	$113,613
We recorded depreciation expense related to our property and equipment in the amounts of $9.1 million and $18.3 million during the three- and six-month periods ended July 29, 2023, respectively. We recorded depreciation expense related to our property and equipment in the amounts of $8.8 million and $18.1 million during the three- and six-month periods ended July 30, 2022, respectively.
We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. During the three- and six-month periods ended July 29, 2023 and July 30, 2022, we did not recognize any impairment charges.
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
Deferred implementation costs incurred in cloud computing arrangements that are service contracts are summarized as follows (in thousands):

	July 29, 2023	January 28, 2023
Internal use of third party hosted software, gross	$22,568	$16,612
Less: Accumulated amortization	(8,497)	(6,772)
Internal use of third party hosted software, net	$14,071	$9,840
During the three- and six-month periods ended July 29, 2023, we amortized approximately $0.7 million and $1.7 million, respectively, of implementation costs incurred in cloud computing arrangements that are service contracts. During the three- and six-month periods ended July 30, 2022, we amortized approximately $0.5 million and $1.1 million, respectively, of implementation costs incurred in cloud computing arrangements that are service contracts.
Note 7. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	July 29, 2023	January 28, 2023
Accrued inventory-in-transit	$26,932	$20,878
Accrued payroll and related expenses	15,098	20,232
Accrued loyalty program	12,914	13,389
Gift cards	9,630	12,300
Accrued sales return allowance	6,042	6,562
Accrued freight	6,570	5,840
Accrued marketing	4,008	4,103
Accrued sales and use tax	3,186	3,666
Accrued self-insurance liabilities	3,294	2,853
Deferred revenue	1,310	1,471
Accrued purchases of property and equipment	1,163	2,825
Accrued lease costs	3,012	3,593
Term loan interest payable	2,997	188
Other	10,565	10,947
Accrued and other current liabilities	$106,721	$108,847
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

Our lease costs during the three- and six-month periods ended July 29, 2023 and July 30, 2022 consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Operating (fixed) lease cost	$12,694	$12,675	$26,345	$25,461
Short-term lease cost	37	42	66	95
Variable lease cost	5,334	5,510	10,476	8,854
Total lease cost	$18,065	$18,227	$36,887	$34,410
Other supplementary information related to our leases is reflected in the table below (in thousands, except lease term and discount rate data):

	Six Months Ended
	July 29, 2023	July 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$30,025	$28,742
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,042	$7,157
Decrease in right-of-use assets resulting from operating lease modifications or remeasurements	$4,819	$3,975
Weighted average remaining lease term - operating leases	5 years	6 years
Weighted average discount rate - operating leases	6%	6%
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
Our revenue, disaggregated by product category, consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Apparel	$254,569	$310,827	$513,482	$602,480
Non-apparel	26,309	30,049	53,157	66,805
Other	8,266	12,646	16,359	17,430
Total net sales	$289,144	$353,522	$582,998	$686,715
Amounts within Apparel include revenues earned from the sale of tops, bottoms, dresses, intimates, sleep wear, swim wear and outerwear. Amounts within Non-apparel include revenues earned from the sale of accessories, footwear and beauty. Amounts within Other represent PLCC Funds received.
We have an agreement with a third party, which is amended from time to time, to provide customers with private label credit cards ("Credit Card Agreement"). Each private label credit card ("PLCC") bears the logo of the Torrid brand and can only be used at our store locations and on www.torrid.com. A third-party financing company is the sole owner of the accounts issued under the PLCC program and absorbs the losses associated with non-payment by the PLCC holders and a portion of any fraudulent usage of the accounts. Pursuant to the Credit Card Agreement, we receive royalties, profit-sharing and marketing and promotional funds from the third-party financing company based on usage of the PLCCs. These PLCC Funds are recorded as a component of net sales in the condensed consolidated statements of operations and comprehensive income.
We recognize a contract liability when we receive consideration from a customer before our performance obligations under the terms of a contract or an implied arrangement with the customer are satisfied. During the six-month period ended July 29, 2023, we recognized revenue of approximately $8.6 million and $4.6 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2023. During the six-month period ended July 30, 2022, we recognized revenue of approximately $9.3 million and $5.1 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2022.
Note 10. Loyalty Program
We operate our loyalty program, Torrid Rewards, in all our stores and on www.torrid.com. Under this program, customers accumulate points based on purchase activity and qualifying non-purchase activity. Upon reaching a certain point level, customers can earn awards that may only be redeemed for merchandise. Unredeemed points typically expire after 13 months without additional purchase and qualifying non-purchase activity and unredeemed awards typically expire 45 days after issuance. We use historical redemption rates to estimate the value of future award redemptions and we recognize the estimated value of these future awards as a reduction of revenue in the condensed consolidated statements of operations and comprehensive income in the period the points are earned by the customer. As of the end of the second quarter of fiscal year 2023 and as of the end of fiscal year 2022, we had $12.9 million and $13.4 million, respectively, in deferred revenue related to our loyalty program included in accrued and other current liabilities in the condensed consolidated balance sheets. During the three-month period ended July 29, 2023, we recorded $0.2 million as a reduction of net sales, and during the six-month period ended July 29, 2023, we recorded $0.5 million as a benefit to net sales. During the three-month period ended July 30, 2022, the amount recorded as a reduction of net sales was not material, and during the six-month period ended July 30, 2022, we recorded $0.1 million as a reduction of net sales. Actual results may differ from our estimates, resulting in changes to net sales.
Note 11. Related Party Transactions
Services Agreements with Hot Topic
Hot Topic Inc. ("Hot Topic") is an entity indirectly controlled by affiliates of Sycamore. From June 2, 2017 until its termination on March 21, 2019, we had a services agreement ("Third Party Services Agreement") with Hot Topic, pursuant to which Hot Topic provided us (or caused applicable third parties to provide) certain services, including information technology, distribution and logistics management, real estate leasing and construction management and other services as may have been specified. On March 21, 2019, we entered into an amended and restated services agreement ("Amended and Restated Services Agreement") with Hot Topic under which Hot Topic provided us (or caused applicable third parties to provide) substantially similar services to those provided under the Third Party Services Agreement. The term of the Amended and Restated Services Agreement was three years, unless we or Hot Topic extended the agreement, or we terminated the agreement (or certain services under the agreement). In connection with the Reverse Services Agreement (as defined below), we entered into an amendment to the Amended and Restated Services Agreement ("Amendment to Amended and Restated Services Agreement") with Hot Topic on August 1, 2019, pursuant to which sections pertaining to Hot Topic's provision of information technology services to Torrid were removed. We record payments made to Hot Topic under these service agreements in the applicable expense category in either cost of goods sold, or selling, general and administrative expenses.
During the three- and six-month periods ended July 29, 2023, Hot Topic charged us $0.5 million and $1.1 million, respectively, for various services under the applicable services agreements, all of which were recorded as a component of selling, general and administrative expenses. During the three- and six-month periods ended July 30, 2022, Hot Topic charged us $0.6 million and $1.2 million, respectively, for various services under the applicable services agreements, all of which were recorded as a component of selling, general and administrative expenses. As of the end of the second quarter of fiscal year 2023, we owed $0.3 million to Hot Topic for these services and as of the end of fiscal year 2022, we owed $0.2 million to Hot Topic for these services.
On August 1, 2019, we entered into a services agreement ("Reverse Services Agreement") with Hot Topic, under which Torrid provided Hot Topic with certain information technology services. The term of the Reverse Services Agreement was three years, unless we or Hot Topic extended the agreement, or Hot Topic terminated the agreement. Torrid provided Hot Topic with the specified information technology services at no cost for the first three years of the Reverse Services Agreement, however Hot Topic bore certain capital and operating expenses that it incurred. Costs incurred in connection with providing the specified information technology services to Hot Topic were expensed as incurred in our condensed consolidated statements of operations and comprehensive income. During the three- and six-month periods ended July 30, 2022, we incurred costs of $0.7 million and $1.6 million, respectively, in connection with providing these information technology services to Hot Topic. On July 31, 2022, we entered into a first amendment to the Reverse Services Agreement (“Amended Reverse Services Agreement”) with Hot Topic, under which Torrid provided Hot Topic with certain information technology services for a fixed fee. The term of the Amended Reverse Services Agreement was five months while both parties negotiated a longer-term amendment to the Reverse Services Agreement with modified terms and conditions. On September 30, 2022, we entered into a second amendment to the Reverse Services Agreement (“Second Amended Reverse Services Agreement”) with Hot Topic, under which Torrid provides Hot Topic with certain information technology services for a fixed fee. The term of the Second Amended Reverse Services Agreement was two months while both parties negotiated a longer-term amendment to the Reverse Services Agreement with modified terms and conditions. Effective December 1, 2022, we entered into a third amendment to the Reverse

Services Agreement (“Third Amended Reverse Services Agreement”) with Hot Topic, under which Torrid provides Hot Topic with certain information technology services for a fixed fee. The term of the Third Amended Reverse Services Agreement ends on May 4, 2024, unless we and Hot Topic mutually agree to extend the agreement, or we or Hot Topic terminate the agreement (or certain services under the agreement), upon written notice. During the three- and six-month periods ended July 29, 2023, we charged Hot Topic $0.5 million and $0.9 million, respectively, for these services. As of the end of the second quarter of fiscal year 2023, and as of the end of fiscal year 2022, Hot Topic owed us $0.3 million and $0.1 million, respectively, for these services.
Hot Topic incurs certain direct expenses on our behalf, such as payments to our non-merchandise vendors and each month, we pay Hot Topic for these pass-through expenses. As of the end of the second quarter of fiscal year 2023 and as of the end of fiscal year 2022, the net amount we owed Hot Topic for these expenses was $0.6 million and $1.1 million, respectively, which is included in due to related parties in our condensed consolidated balance sheets.
Sponsor Advisory Services Agreement
On May 1, 2015, we entered into an advisory services agreement with Sycamore, pursuant to which Sycamore agreed to provide strategic planning and other related services to us. We are obligated to reimburse Sycamore for its expenses incurred in connection with providing such advisory services to us. As of the end of the second quarter of fiscal year 2023 and as of the end of fiscal year 2022, there were no amounts due, and during the three- and six-month periods ended July 29, 2023 and July 30, 2022, no amounts were paid under this agreement.
From time to time, we reimburse Sycamore for certain management expenses it pays on our behalf. During the three- and six-month periods ended July 29, 2023, the amount paid to Sycamore for these expenses was not material. During the three- and six-month periods ended July 30, 2022, we did not make any reimbursements to Sycamore. As of the end of the second quarter of fiscal year 2023 and as of the end of fiscal year 2022, there was no amount due.
Other Related Party Transactions
MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During the three- and six-month periods ended July 29, 2023, cost of goods sold included $15.6 million and $30.9 million, respectively, related to the sale of merchandise purchased from this supplier. During the three- and six-month periods ended July 30, 2022, cost of goods sold included $19.1 million and $36.1 million, respectively, related to the sale of merchandise purchased from this supplier. As of the end of the second quarter of fiscal year 2023 and as of the end of fiscal year 2022, the net amounts we owed MGF for these purchases were $9.8 million and $11.6 million, respectively. This liability is included in due to related parties in our condensed consolidated balance sheets.
HU Merchandising, LLC, a subsidiary of Hot Topic, is one of our suppliers. During the three- and six-month periods ended July 29, 2023, cost of goods sold included $0.2 million in both periods, related to the sale of merchandise purchased from this supplier. During the three- and six-month periods ended July 30, 2022, cost of goods sold included $0.2 million and $0.3 million, respectively, related to the sale of merchandise purchased from this supplier. As of the end of the second quarter of fiscal year 2023, the amount due to HU Merchandising, LLC was $0.1 million and as of the end of fiscal year 2022, there was no amount due. This liability is included in due to related parties in our condensed consolidated balance sheets.
Staples, Inc., an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During the three- and six-month periods ended July 29, 2023 and July 30, 2022, purchases from this supplier were not material. As of the end of the second quarter of fiscal year 2023, there was no amount due and as of the end of fiscal year 2022, the amount due to Staples, Inc. was not material.

Note 12. Debt Financing Arrangements
Our debt financing arrangements consist of the following (in thousands):

	July 29, 2023	January 28, 2023
Existing ABL Facility, as amended	$—	$8,380
Term loan
New Term Loan Credit Agreement	319,375	328,125
Less: current portion of unamortized original issue discount and debt financing costs	(1,356)	(1,356)
Less: noncurrent portion of unamortized original issue discount and debt financing costs	(5,250)	(5,928)
Total term loan outstanding, net of unamortized original issue discount and debt financing costs	312,769	320,841
Less: current portion of term loan, net of unamortized original issue discount and debt financing costs	(16,144)	(16,144)
Total term loan, net of current portion and unamortized original issue discount and debt financing costs	$296,625	$304,697

Fixed mandatory principal repayments due on the outstanding term loan are as follows as of the end of the second quarter of fiscal year 2023 (in thousands):

2023	8,750
2024	17,500
2025	17,500
2026	17,500
2027	17,500
2028	240,625
$319,375
New Term Loan Credit Agreement
On June 14, 2021, we entered into a term loan credit agreement ("New Term Loan Credit Agreement") among Bank of America, N.A., as agent, and the lenders party thereto. On May 24, 2023, we entered into an amendment to the New Term Loan Credit Agreement (the "1st Amendment to the New Term Loan Credit Agreement"). The 1st Amendment to the New Term Loan Credit Agreement replaced the London Interbank Offered Rate ("LIBOR") interest rate benchmark with the Secured Overnight Financing Rate ("SOFR") benchmark. All other material terms of the New Term Loan Credit Agreement remained substantially the same after giving effect to the 1st Amendment to the New Term Loan Credit Agreement. In March 2020 and January 2021, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Updates ("ASU") 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04") and 2021-01, Reference Rate Reform (Topic 848): Scope ("ASU 2021-01"), respectively. ASU 2020-04 and ASU 2021-01 include practical expedients which provide entities the option to account for qualifying amendments as if the modification was not substantial in accordance with Accounting Standards Codification ("ASC") 470, Debt. We elected this option, accordingly, the 1st Amendment to the New Term Loan Credit Agreement did not have a material impact on our condensed consolidated financial statements.
The New Term Loan Credit Agreement provides for term loans in an initial aggregate amount of $350.0 million, which is recorded net of an original issue discount ("OID") of $3.5 million and has a maturity date of June 14, 2028. In connection with the New Term Loan Credit Agreement, we paid financing costs of approximately $6.0 million.

The elected interest rate on July 29, 2023 was approximately 11%.
As of the end of the second quarter of fiscal year 2023, we were compliant with our debt covenants under the New Term Loan Credit Agreement.

As of July 29, 2023, the fair value of the New Term Loan Credit Agreement was approximately $273.1 million. As of the end of fiscal year 2022, the fair value of the New Term Loan Credit Agreement was approximately $267.4 million. The fair value of the New Term Loan Credit Agreement is determined using current applicable rates for similar instruments as of the balance sheet date, a Level 2 measurement (as defined in "Note 19—Fair Value Measurements").
As of the end of the second quarter of fiscal year 2023, total borrowings, net of OID and financing costs, of $312.8 million remain outstanding under the New Term Loan Credit Agreement. During the three- and six-month periods ended July 29, 2023, we recognized $8.9 million and $17.4 million, respectively, of interest expense related to the New Term Loan Credit Agreement. During the three- and six-month periods ended July 30, 2022, we recognized $5.8 million and $11.3 million, respectively, of interest expense related to the New Term Loan Credit Agreement. During the three- and six-month periods ended July 29, 2023, we recognized $0.3 million and $0.6 million, respectively, of OID and financing costs related to the New Term Loan Credit Agreement. During the three- and six-month periods ended July 30, 2022, we recognized $0.3 million and $0.6 million, respectively, of OID and financing costs related to the New Term Loan Credit Agreement. The OID and financing costs are amortized over the New Term Loan Credit Agreement's seven-year term and are reflected as a direct deduction of the face amount of the term loan in our condensed consolidated balance sheets. We recognize interest payments, together with amortization of the OID and financing costs, in interest expense in our condensed consolidated statements of operations and comprehensive income.
Senior Secured Asset-Based Revolving Credit Facility
In May 2015, we entered into a credit agreement for a senior secured asset-based revolving credit facility ("Original ABL Facility") of $50.0 million (subject to a borrowing base), with Bank of America, N.A. On October 23, 2017, we entered into an amended and restated credit agreement ("Existing ABL Facility"), which amended our Original ABL Facility. The Existing ABL Facility increased the aggregate commitments available under the Original ABL Facility from $50.0 million to $100.0 million (subject to a borrowing base); and increased our right to request additional commitments from up to $30.0 million to up to $30.0 million plus the aggregate principal amount of any permanent principal reductions we may take (subject to customary conditions precedent). On June 14, 2019, we entered into an amendment to the Existing ABL Facility (the "1st Amendment"). The 1st Amendment decreased the aggregate commitments available under the Existing ABL Facility from $100.0 million to $70.0 million (subject to a borrowing base), permitted indebtedness incurred pursuant to the Term Loan Credit Agreement and made certain other modifications. On September 4, 2019, we entered into another amendment to the Existing ABL Facility (the "2nd Amendment"). The 2nd Amendment permitted parent company financial statements to be used to satisfy reporting requirements and made certain other modifications. On June 14, 2021, in conjunction with the New Term Loan Credit Agreement, we entered into a third amendment to the Existing ABL Facility (the "3rd Amendment"), which amended our Existing ABL Facility, as amended. The 3rd Amendment increased the aggregate commitments available under the Existing ABL facility, as amended, from $70.0 million to $150.0 million (subject to a borrowing base) and extended the date upon which the principal amount outstanding of the loans would be due and payable in full from October 23, 2022 to June 14, 2026. On April 21, 2023, we entered into a fourth amendment to the Existing ABL Facility (the "4th Amendment"). The 4th Amendment replaced the LIBOR interest rate benchmark with the SOFR benchmark. All other material terms of the Existing ABL Facility, as amended, remained substantially the same after giving effect to the 4th Amendment. We elected to apply the practical expedients included in ASU 2020-04 and 2021-01, accordingly, the 4th Amendment did not have a material impact on our condensed consolidated financial statements.
As of the end of the second quarter of fiscal year 2023, the applicable interest rate for borrowings under the Existing ABL Facility, as amended, was approximately 9% per annum.
As of the end of the second quarter of fiscal year 2023, we were compliant with our debt covenants under the Existing ABL Facility, as amended.
As of the end of the second quarter of fiscal year 2023, the maximum restricted payment utilizing the Existing ABL Facility, as amended, that our subsidiaries could make from its net assets was $117.0 million.
We consider the carrying amounts of the Existing ABL Facility, as amended, to approximate fair value because of the variable interest rate of this facility, a Level 2 measurement (as defined in "Note 19—Fair Value Measurements").
Availability under the Existing ABL Facility, as amended, as of the end of the second quarter of fiscal year 2023 was $130.3 million, which reflects no borrowings. Availability under the Existing ABL Facility, as amended, at the end of fiscal year 2022 was $134.2 million, which reflects borrowings of $8.4 million. Standby letters of credit issued and outstanding were $7.4 million as of the end of the second quarter of fiscal year 2023 and $7.4 million as of the end of fiscal year 2022. During the third quarter of fiscal year 2017, we incurred $0.5 million of financing costs for the Existing ABL Facility, which were reduced in fiscal year 2019 by $0.1 million written off to account for the impact of our entry into the 1st Amendment. During the second quarter of fiscal year 2021, we incurred an additional $0.7 million of financing costs in connection with our entry into the 3rd Amendment. These financing costs, together with the unamortized financing costs of $0.1 million associated with the Original ABL Facility, are amortized over the five-year term of the Existing ABL Facility, as amended, and are reflected in prepaid expenses and other current assets and deposits and other noncurrent assets in our condensed consolidated balance sheets. During the three-month periods ended July 29, 2023 and July 30, 2022, amortization of financing costs for the Existing ABL Facility, as amended, was not material. During the six-month periods ended July 29, 2023 and July 30, 2022, amortization of financing costs for the Existing ABL Facility, as amended, was $0.1 million and $0.1 million, respectively. During the three- and six-month periods ended July 29, 2023, interest payments were $0.4 million and $0.9 million, respectively. During the three- and six-month periods ended July 30, 2022, interest payments were $0.5 million and $0.8 million, respectively. We recognize amortization of financing costs and interest payments for the revolving credit facility in interest expense in our condensed consolidated statements of operations and comprehensive income.
Note 13. Income Taxes
Effective Tax Rate
During the three- and six-month periods ended July 29, 2023, the provision for income taxes were $4.0 million and $8.8 million, respectively. During the three- and six-month periods ended July 30, 2022, the provision for income taxes were $10.0 million and $19.3 million, respectively. The effective tax rates for the three- and six-month periods ended July 29, 2023 were 37.9% and 32.2%, respectively. The effective tax rates for the three- and six-month periods ended July 30, 2022 were 30.5% and 29.3%, respectively. The increase in the effective tax rate for the three- and six months ended July 29, 2023 as compared to the three- and six months ended July 30, 2022 was primarily due to an increase in the amount of non-deductible compensation for covered employees and state income taxes relative to income before provision for income taxes for the three- and six months ended July 29, 2023.
On August 16, 2022, the Inflation Reduction Act of 2022 (the "IR Act") was enacted to reduce inflation and promote clean energy in the United States. Among other things, the IR Act introduced a 15% alternative minimum tax based on the adjusted financial statement income of corporations or their predecessors with a three-year taxable year average annual adjusted financial statement income in excess of $1 billion and imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. In addition, the current administration has announced a proposal to increase such excise tax to 4%. The IR Act also includes provisions intended to mitigate climate change by, among others, providing tax credit incentives for reductions in greenhouse gas emissions. We have considered the applicable IR Act tax law changes in our tax provision for the three- and six-month periods ended July 29, 2023, and continue to evaluate the impact of these tax law changes on future periods.
Uncertain Tax Positions
The amount of income taxes we pay is subject to ongoing audits by taxing authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. As of the end of the second quarter of fiscal year 2023, the total liability for income tax associated with unrecognized tax benefits, including interest and penalties, was $3.8 million ($3.3 million, net of federal benefit). As of the end of fiscal year 2022, the total liability for income tax associated with unrecognized tax benefits, including interest and penalties, was $3.8 million ($3.3 million, net of federal benefit). Our effective tax rate will be affected by any portion of this liability we may recognize.
We believe that it is reasonably possible that $1.7 million ($1.6 million net of federal benefit) of our liability for unrecognized tax benefits, of which the associated interest and penalties are not material, may be recognized in the next 12 months due to the expiration of statutes of limitations.

Note 14. Share-Based Compensation
Our share-based compensation expense, by award type, consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Restricted stock units	$491	$253	$1,131	$754
Restricted stock awards	755	1,613	1,700	3,290
Performance stock units	106	110	387	110
Stock options	280	169	715	363
Restricted cash units	246	—	357	—
Employee stock purchase plan	30	30	106	138
Share-based compensation before income taxes	1,908	2,175	4,396	4,655
Income tax (benefit) detriment	(114)	192	(422)	33
Net share-based compensation expense	$1,794	$2,367	$3,974	$4,688
RSUs
Restricted stock unit ("RSU") activity, including Performance stock units ("PSUs"), consists of the following (in thousands, except per share amounts):

	Shares	Weighted average grant date fair value per share
Nonvested, January 28, 2023	1,386	$6.55
Granted	1,125	$2.93
Vested	(163)	$10.34
Forfeited	(437)	$5.74
Nonvested, July 29, 2023	1,911	$4.28
As of the end of the second quarter of fiscal year 2023, unrecognized compensation expense related to unvested RSUs, including PSUs, was $6.8 million, which is expected to be recognized over a weighted average period of approximately 2.8 years.
Restricted Stock Awards
Restricted stock award activity consists of the following (in thousands, except per share amounts):

	Shares	Weighted average grant date fair value per share
Nonvested, January 28, 2023	211	$27.00
Granted	—
Vested	(72)	$27.00
Forfeited	(104)	$27.00
Nonvested, July 29, 2023	35	$27.00

As of the end of the second quarter of fiscal year 2023, unrecognized compensation expense related to unvested restricted stock awards was $0.4 million, which is expected to be recognized over a weighted average period of approximately 0.4 years.

Stock Options
Stock option activity consists of the following (in thousands, except per share and contractual life amounts):

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, January 28, 2023	1,444	$7.38	9.4	$115
Granted	1,370	$3.26
Exercised	—
Forfeited	(477)	$5.70
Outstanding, July 29, 2023	2,337	$5.30	9.2	$—
Exercisable, July 29, 2023	191	$11.88	8.2	$—
As of the end of the second quarter of fiscal year 2023, unrecognized compensation expense related to unvested stock options was $5.2 million, which is expected to be recognized over a weighted average period of approximately 3.3 years.
RCUs
Restricted cash units ("RCUs") are awarded to certain employees, non-employee directors and consultants and represent the right to receive a cash payment at the end of a vesting period, subject to the employee's continued employment or service as a director or consultant. In general, RCUs vest in equal installments each year over 4 years. RCUs are cash-settled with the value of each vested RCU equal to the lower of the closing price per share of our common stock on the vesting date or a specified per share price cap. We determined that RCUs are in-substance liabilities accounted for as liability instruments in accordance with ASC 718, Compensation—Stock Compensation, due to this cash settlement feature. RCUs are remeasured based on the closing price per share of our common stock at the end of each reporting period. The liability associated with the RCUs is included in accrued and other current liabilities in the condensed consolidated balance sheet.
Note 15. Commitments and Contingencies
Litigation
In November 2022, a class action complaint was filed against us in the U.S. District Court for the Central District of California, captioned Sandra Waswick v. Torrid Holdings Inc., et al. An amended complaint was filed in May 2023. The amended complaint alleges that certain statements in our registration statement on Form S-1 related to our IPO and in subsequent SEC filings and earnings calls were allegedly false and misleading. We believe that these allegations are without merit and intend to vigorously defend ourselves against these claims. We are currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.
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

Note 16. Stockholders' Deficit
Torrid is authorized to issue 1.0 billion shares of common stock at $0.01 par value, and 5.0 million shares of preferred stock at $0.01 par value. Torrid had 104,044,344 shares of common stock and no shares of preferred stock issued and outstanding as of July 29, 2023.
Note 17. Share Repurchases
On December 6, 2021, the Board authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. As of July 29, 2023, we had approximately $44.9 million remaining under the share repurchase program.
Share repurchase activity consists of the following (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Number of shares repurchased	—	1,545,811	—	4,464,367
Total cost	$—	$8,835	$—	$31,700
Average per share cost including commissions		$5.72		$7.10
We have elected to retire shares repurchased to date. Shares retired become part of the pool of authorized but unissued shares. We have elected to record the purchase price of the retired shares in excess of par value, including transaction costs, directly as an increase in accumulated deficit.
Note 18. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period, inclusive of potentially dilutive common share equivalents outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. During the three- and six-month periods ended July 29, 2023, there were approximately 0.2 million potentially dilutive common share equivalents outstanding that were included in the computation of diluted earnings per share. During the three-month period ended July 29, 2023, there were approximately 1.3 million restricted stock awards and RSUs, including PSUs, and approximately 2.5 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved. During the six-month period ended July 29, 2023, there were approximately 1.3 million restricted stock awards and RSUs, including PSUs, and approximately 2.3 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved. During the three- and six-month periods ended July 30, 2022, there were approximately 0.1 million potentially dilutive common share equivalents outstanding that were included in the computation of diluted earnings per share. During the three-month period ended July 30, 2022, there were approximately 0.9 million restricted stock awards and RSUs, including PSUs, and approximately 0.7 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved. During the six-month period ended July 30, 2022, there were approximately 0.7 million restricted stock awards and RSUs, including PSUs, and approximately 0.6 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved.
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
Financial assets and liabilities measured at fair value on a recurring basis as of the end of the second quarter of fiscal year 2023 consisted of the following (in thousands):

	July 29, 2023	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$2,558	$2,558	$—	$—
Total assets	$2,558	$2,558	$—	$—
Liabilities:
Deferred compensation plan liability (noncurrent)	$4,854	$—	$4,854	$—
Total liabilities	$4,854	$—	$4,854	$—
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

Note 20. Deferred Compensation Plan
On August 1, 2015, we established the Torrid LLC Management Deferred Compensation Plan ("Deferred Compensation Plan") for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, as amended. All deferrals and associated earnings are our general unsecured obligations. We may at our discretion contribute certain amounts to eligible employees' accounts. To the extent participants are ineligible to receive contributions from participation in our 401(k) Plan (as defined in "Note 21—Employee Benefit Plan"), we may contribute 50% of the first 4% of participants' eligible contributions into their Deferred Compensation Plan accounts. As of the end of the second quarter of fiscal year 2023 and as of the end of fiscal year 2022, we did not have any assets of the Deferred Compensation Plan and the associated liabilities were $5.2 million and $5.6 million, respectively, included in our condensed consolidated balance sheets. As of the end of the second quarter of fiscal year 2023, $0.3 million of the $5.2 million Deferred Compensation Plan liabilities were included in accrued and other current liabilities in our condensed consolidated balance sheets. As of the end of fiscal year 2022, $1.4 million of the $5.6 million Deferred Compensation Plan Liabilities were included in accrued and other current liabilities in our condensed consolidated balance sheets.
Note 21. Employee Benefit Plan
On August 1, 2015, we adopted the Torrid 401(k) Plan ("401(k) Plan"). All employees who have been employed by us for at least 200 hours and are at least 21 years of age are eligible to participate. Employees may contribute up to 80% of their eligible compensation to the 401(k) Plan, subject to a statutorily prescribed annual limit. We may at our discretion contribute certain amounts to eligible employees' accounts. We may contribute 50% of the first 4% of participants' eligible contributions into their 401(k) Plan accounts. During the three- and six-month periods ended July 29, 2023, we contributed $0.2 million and $0.4 million, respectively, to eligible employees' 401(k) Plan accounts. During the three- and six-month periods ended July 30, 2022, we contributed $0.2 million and $0.4 million, respectively, to eligible employees' 401(k) Plan accounts.

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
Overview
Torrid is a direct-to-consumer brand of apparel, intimates and accessories in North America aimed at fashionable women who are curvy and wear sizes 10 to 30. Torrid is focused on fit and offers high quality products across a broad assortment that includes tops, bottoms, denim, dresses, intimates, activewear, footwear and accessories. Our proprietary product offering delivers a superior fit for the curvy woman that makes her love the way she looks and feels. Our style is unapologetically youthful and sexy and we are maniacally focused on fit. We believe our customer values the appeal and versatility of our curated product assortment that helps her look her best for any occasion, including weekend, casual, work and dressy, all at accessible price points. Through our product and brand experience we connect with customers in a way that other brands, many of which treat plus-size customers as an after-thought, have not.
Key Financial and Operating Metrics
We use the following metrics to assess the progress of our business, inform how we allocate our time and capital, and assess the near-term and longer-term performance of our business.

	July 29, 2023	July 30, 2022
Number of stores (as of end of period)	639	627

	Three Months Ended		Six Months Ended
	(in thousands, except percentages)
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Comparable sales	(18)%	1%	(16)%	—%
Net income	$6,629	$22,710	$18,437	$46,776
Adjusted EBITDA(A)	$32,151	$52,088	$70,412	$103,867

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
Customer Migration from Single to Omni-channel. We have a history of converting customers from single-channel customers to omni-channel customers, defined as active customers who shopped both online and in-store within the last twelve months. Customers that shop across multiple channels purchase from us more frequently and spent approximately 3.4 times more per year than our single-channel customer during fiscal year 2022.
Overall Economic Trends. Our results of operations during any given period are often affected by the overall economic conditions in the markets in which we operate. Consumer purchases of clothing generally remain constant or may increase during stable economic periods and decline during recessionary periods, inflationary periods and other periods when disposable income is adversely affected. Recent historic high rates of inflation have led to a softening of consumer demand. We have encountered inflation on our wages, transportation and product costs, and a material increase in these costs without any meaningful offsetting price increases may reduce our future profits.
Demographic Changes. Our business has experienced growth over recent periods due, in part, to an increase in the plus-size population. Slower or negative growth in this demographic, specific to certain geographic markets, income levels or overall, could adversely affect our results of operations.
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
Impact of COVID-19. The COVID-19 pandemic has caused general business disruption worldwide. The full extent to which the COVID-19 pandemic will directly or indirectly affect our business, results of operations, cash flows, and financial condition will depend on future developments that are uncertain. A resurgence in the pandemic or the emergence of new variants of the coronavirus could have a negative impact on our business including, but not limited to, new closure requirements with respect to some or all of our physical locations, changes in consumer behavior, difficulties attracting and retaining employees and supply chain disruptions.
Investments. We have invested significantly to strengthen our business, including augmenting leadership across our organization and enhancing our infrastructure and technology. We anticipate that our operating expenses will grow as we continue to increase our spending on advertising and marketing, product design and development, merchandising, technology, operations, customer service and general and administrative functions. We will also continue to selectively expand our store footprint and make investments to improve the customer experience both in-store and online. We believe that such investments will increase the number and loyalty of our customers and, as a result, yield positive financial performance in the long term.
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
Components of Our Results of Operations
In the fourth quarter of fiscal year 2022, we made a voluntary change in our accounting policy regarding the classification of PLCC Funds (as defined in “Note 1–Basis of Presentation and Description of the Business”) we receive pursuant to the Credit Card Agreement (as defined in “Note 9–Revenue Recognition”). Historically, we recorded PLCC Funds as a reduction to selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. Under the new policy, we record PLCC Funds in net sales in the consolidated statements of operations and comprehensive income. This reclassification does not have any impact on income from operations, income before provision for income taxes, net income or earnings per share and there was no cumulative effect to stockholders’ deficit or net assets. The recognition of PLCC Funds in net sales is preferable because it will enhance the comparability of our financial statements with those of many of our industry peers and provide greater transparency into performance metrics relevant to our industry by showing the gross impact of the funds received as net sales instead of as a reduction to selling, general and administrative expenses.
Net Sales. Net sales reflects our revenues from the sale of our merchandise, shipping and handling revenue received from e-Commerce sales, PLCC Funds and gift card breakage income, less returns, discounts and loyalty points/awards. Revenue from our stores is recognized at the time of sale and revenue from our e-Commerce channel is recognized upon shipment of the merchandise to the home of the customer; except in cases where the merchandise is shipped to a store and revenue is recognized when the customer retrieves the merchandise from the store. Net sales are impacted by the size of our active customer base, product assortment and availability, marketing and promotional activities and the spending habits of our customers. Net sales are also impacted by the migration of single-channel customers (i.e., customers shopping only in-store or online) to omni-channel customers (i.e., customers shopping both in-store and online), who on average spend significantly more than single-channel customers in a given year.
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
Interest Expense. Interest expense consists primarily of interest expense and other fees associated with our Existing ABL Facility, as amended, and New Term Loan Credit Agreement, as amended.
Provision for Income Taxes. Our provision for income taxes consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions and uncertain tax positions.
Results of Operations
Three-Months Ended July 29, 2023 Compared to Three-Months Ended July 30, 2022
The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	Three Months Ended
	July 29, 2023	% of Net Sales	July 30, 2022	% of Net Sales
Net sales(A)	$289,144	100.0%	$353,522	100.0%
Cost of goods sold	186,467	64.5%	222,030	62.8%
Gross profit	102,677	35.5%	131,492	37.2%
Selling, general and administrative expenses(A)	69,591	24.2%	78,574	22.3%
Marketing expenses	12,898	4.5%	13,502	3.8%
Income from operations	20,188	7.0%	39,416	11.1%
Interest expense	9,606	3.3%	6,697	1.9%
Interest income, net of other (income) expense	(89)	0.0%	48	0.0%
Income before provision for income taxes	10,671	3.7%	32,671	9.2%
Provision for income taxes	4,042	1.4%	9,961	2.8%
Net income	$6,629	2.3%	$22,710	6.4%

(A)In the fourth quarter of fiscal year 2022, we made a voluntary change in our accounting policy regarding the classification of PLCC Funds in the consolidated statements of operations and comprehensive income. The reclassification is applied retrospectively to all prior periods presented. See "Note 1–Basis of Presentation and Description of the Business" for further information.

The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	July 29, 2023	July 30, 2022
Net income	$6,629	$22,710
Interest expense	9,606	6,697
Interest income, net of other (income) expense	(89)	48
Provision for income taxes	4,042	9,961
Depreciation and amortization(A)	9,081	8,871
Share-based compensation(B)	1,908	2,175
Non-cash deductions and charges(C)	(101)	1,626
Other expenses(D)	1,075	—
Adjusted EBITDA	$32,151	$52,088

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)During the three months ended July 29, 2023, share-based compensation includes $0.2 million for awards that will be settled in cash as they are accounted for as share-based compensation in accordance with ASC 718, Compensation—Stock Compensation, similar to awards settled in shares.
(C)Non-cash deductions and charges includes non-cash losses on property and equipment disposals and the net impact of non-cash rent expense.
(D)Other expenses include severance costs for certain key management positions and certain litigation fees.
Net Sales
Net sales decreased $64.4 million, or 18.2%, to $289.1 million for the three months ended July 29, 2023, from $353.5 million for the three months ended July 30, 2022. This decrease was primarily driven by a decrease in sales transactions and a decrease in PLCC Funds, partially offset by improved pricing strategies. The total number of stores we operate increased by 12 stores, or 1.9%, to 639 stores as of July 29, 2023, from 627 stores as of July 30, 2022.
Gross Profit
Gross profit for the three months ended July 29, 2023 decreased $28.8 million, or 21.9%, to $102.7 million, from $131.5 million for the three months ended July 30, 2022. This decrease was primarily due to a decrease in sales transactions and a decrease in PLCC Funds, partially offset by decreases in distribution costs and e-Commerce shipping costs as a result of fewer packages shipped. Gross profit as a percentage of net sales decreased 1.7% to 35.5% for the three months ended July 29, 2023 from 37.2% for the three months ended July 30, 2022. This decrease was primarily driven by a decrease in PLCC Funds, deleverage of store occupancy costs as a result of lower net sales and increases in store depreciation expense and merchandising payroll costs, partially offset by improved pricing strategies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended July 29, 2023 decreased $9.0 million, or 11.4%, to $69.6 million, from $78.6 million for the three months ended July 30, 2022. The decrease was primarily due to a $3.7 million decrease in store payroll costs, a $2.9 million decrease in performance bonuses, a $1.4 million decrease in losses on property and equipment disposals and a $1.0 million decrease in other store operating costs. Selling, general and administrative expenses as a percentage of net sales increased 1.9% to 24.2% for the three months ended July 29, 2023 from 22.3% for the three months ended July 30, 2022. This increase was primarily driven by increased headquarters general and administrative expenses and deleverage of store payroll costs and other store operating costs as a result of lower net sales, partially offset by decreased performance bonuses and losses on property and equipment disposals.
Marketing Expenses
Marketing expenses for the three months ended July 29, 2023 decreased $0.6 million, or 4.5%, to $12.9 million, from $13.5 million for the three months ended July 30, 2022. This decrease was primarily due to decreased television marketing and regional marketing events, partially offset by an increase in digital marketing. Marketing expenses as a percentage of net sales increased 0.7% to 4.5% during the three months ended July 29, 2023 from 3.8% during the three months ended July 30, 2022. This increase was primarily driven by deleverage of our marketing expenses as a result of lower net sales.

Interest Expense
Interest expense was $9.6 million for the three months ended July 29, 2023, compared to $6.7 million for the three months ended July 30, 2022. The increase was primarily due to an increase in the variable interest rate associated with the New Term Loan Credit Agreement, as amended, during the three months ended July 29, 2023 compared to the three months ended July 30, 2022.
Provision for Income Taxes
The provision for income taxes was $4.0 million for the three months ended July 29, 2023, compared to a provision for income taxes of $10.0 million for the three months ended July 30, 2022. Our effective tax rate was 37.9% for the three months ended July 29, 2023 and 30.5% for the three months ended July 30, 2022. The increase in the effective tax rate for the three months ended July 29, 2023 as compared to the three months ended July 30, 2022 was primarily due to increases in the amount of non-deductible compensation for covered employees and state income taxes relative to income before provision for income taxes for the three months ended July 29, 2023.
Six-Months Ended July 29, 2023 Compared to Six-Months Ended July 30, 2022
The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	Six Months Ended
	July 29, 2023	% of Net Sales	July 30, 2022	% of Net Sales
Net sales(A)	$582,998	100.0%	$686,715	100.0%
Cost of goods sold	369,679	63.4%	425,293	61.9%
Gross profit	213,319	36.6%	261,422	38.1%
Selling, general and administrative expenses(A)	140,819	24.2%	150,789	22.0%
Marketing expenses	26,249	4.5%	31,476	4.6%
Income from operations	46,251	7.9%	79,157	11.5%
Interest expense	19,074	3.2%	12,961	1.9%
Interest income, net of other (income) expense	(29)	0.0%	76	0.0%
Income before provision for income taxes	27,206	4.7%	66,120	9.6%
Provision for income taxes	8,769	1.5%	19,344	2.8%
Net income	$18,437	3.2%	$46,776	6.8%

(A)In the fourth quarter of fiscal year 2022, we made a voluntary change in our accounting policy regarding the classification of PLCC Funds in the consolidated statements of operations and comprehensive income. The reclassification is applied retrospectively to all prior periods presented. See "Note 1–Basis of Presentation and Description of the Business" for further information.

The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (in thousands):

	Six Months Ended
	July 29, 2023	July 30, 2022
Net income	$18,437	$46,776
Interest expense	19,074	12,961
Interest income, net of other (income) expense	(29)	76
Provision for income taxes	8,769	19,344
Depreciation and amortization(A)	18,318	18,132
Share-based compensation(B)	4,396	4,655
Non-cash deductions and charges(C)	(56)	1,935
Other expenses(D)	1,503	(12)
Adjusted EBITDA	$70,412	$103,867

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)During the six months ended July 29, 2023, share-based compensation includes $0.4 million for awards that will be settled in cash as they are accounted for as share-based compensation in accordance with ASC 718, Compensation—Stock Compensation, similar to awards settled in shares.
(C)Non-cash deductions and charges includes non-cash losses on property and equipment disposals and the net impact of non-cash rent expense.
(D)Other expenses include severance costs for certain key management positions and certain litigation fees.
Net Sales
Net sales decreased $103.7 million, or 15.1%, to $583.0 million for the six months ended July 29, 2023, from $686.7 million for the six months ended July 30, 2022. This decrease was primarily driven by a decrease in sales transactions, partially offset by improved pricing strategies. The total number of stores we operate increased by 12 stores, or 1.9%, to 639 stores as of July 29, 2023, from 627 stores as of July 30, 2022.
Gross Profit
Gross profit for the six months ended July 29, 2023 decreased $48.1 million, or 18.4%, to $213.3 million, from $261.4 million for the six months ended July 30, 2022. This decrease was primarily due to a decrease in sales transactions and increases in store occupancy costs and merchandising payroll costs, partially offset by decreases in distribution costs and e-Commerce shipping costs as a result of fewer packages shipped. Gross profit as a percentage of net sales decreased 1.5% to 36.6% for the six months ended July 29, 2023 from 38.1% for the six months ended July 30, 2022. This decrease was primarily driven by increases in store occupancy costs, merchandising payroll costs and store depreciation expense, partially offset by improved pricing strategies and a decrease in e-Commerce shipping costs as a result of fewer packages shipped.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended July 29, 2023 decreased $10.0 million, or 6.6%, to $140.8 million, from $150.8 million for the six months ended July 30, 2022. The decrease was primarily due to a $4.4 million decrease in performance bonuses, a $3.7 million decrease in store payroll costs, a $2.4 million decrease in other store operating costs and a $1.5 million decrease in losses on property and equipment disposals, partially offset by a $2.5 million increase in headquarters general and administrative expenses. Selling, general and administrative expenses as a percentage of net sales increased by 2.2% to 24.2% for the six months ended July 29, 2023 from 22.0% for the six months ended July 30, 2022. This increase was primarily driven by increased headquarters general and administrative expenses and deleverage of store payroll costs and other store operating costs as a result of lower net sales, partially offset by decreased performance bonuses and losses on property and equipment disposals.
Marketing Expenses
Marketing expenses for the six months ended July 29, 2023 decreased $5.2 million, or 16.6%, to $26.2 million, from $31.5 million for the six months ended July 30, 2022. This decrease was primarily due to decreased television marketing and regional marketing events, partially offset by an increase in digital marketing. Marketing expenses as a percentage of net sales decreased 0.1% to 4.5% during the six months ended July 29, 2023 from 4.6% during the six months ended July 30, 2022. This decrease was primarily driven by decreased television marketing and regional marketing events, partially offset by an increase in digital marketing.
Interest Expense
Interest expense was $19.1 million for the six months ended July 29, 2023, compared to $13.0 million for the six months ended July 30, 2022. The increase was primarily due to an increase in the variable interest rate associated with the New Term Loan Credit Agreement, as amended, during the six months ended July 29, 2023 compared to the six months ended July 30, 2022.
Provision for Income Taxes
The provision for income taxes was $8.8 million for the six months ended July 29, 2023, compared to a provision for income taxes of $19.3 million for the six months ended July 30, 2022. Our effective tax rate was 32.2% for the six months ended July 29, 2023 and 29.3% for the six months ended July 30, 2022. The increase in the effective tax rate for the six months ended July 29, 2023 as compared to the six months ended July 30, 2022 was primarily due to increases in the amount of non-deductible compensation for covered employees and state income taxes relative to income before provision for income taxes for the six months ended July 29, 2023.
Liquidity and Capital Resources
General
Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our Existing ABL Facility, as amended. Availability under the Existing ABL Facility, as amended, as of the end of the second quarter of fiscal year 2023, was $130.3 million, which reflects no borrowings. Our primary cash needs are for merchandise inventories, payroll, rent for our stores, headquarters and distribution center, capital expenditures associated with opening new stores and updating existing stores, logistics and information technology. We also need cash to fund our interest and principal payments on the New Term Loan Credit Agreement, as amended, and make discretionary repurchases of our common stock. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, prepaid expenses and other current assets, accounts payable, accrued and other current liabilities and operating lease liabilities. We believe that cash generated from operations and the availability of borrowings under our Existing ABL Facility, as amended, or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our Existing ABL Facility, as amended, or otherwise to enable us to service our indebtedness, or to make capital expenditures in the future. Our future operating performance and our ability to service or extend our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
July 2023 Reduction in Workforce
In July 2023, subsequent to the end of the second quarter of fiscal year 2023, we implemented a strategic reduction of approximately 5% of our workforce employed in our headquarters in City of Industry, California. We estimate that we will incur between approximately $1.0 million and $2.0 million in costs to implement the workforce reduction, comprised primarily of severance payments and continuing health care coverage over the severance period. The costs associated with the workforce reduction are expected to be substantially incurred during fiscal year 2023.
Cash Flow Analysis
A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Six Months Ended
	July 29, 2023	July 30, 2022
Net cash provided by operating activities	$31,695	$44,293
Net cash used in investing activities	(9,593)	(11,444)
Net cash used in financing activities	(17,118)	(38,826)

Net Cash Provided By Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization and share-based compensation, the effect of working capital changes and taxes paid.
Net cash provided by operating activities during the six months ended July 29, 2023 was $31.7 million compared to $44.3 million during the six months ended July 30, 2022. The decrease in cash provided by operating activities during the six months ended July 29, 2023 was primarily as a result of decreases in net income, accounts payable, amounts due to related parties, operating lease liabilities and other noncurrent liabilities and increases in prepaid income taxes and deposits and other noncurrent assets. These decreases were partially offset by a decrease in inventory purchases and a lower decrease in accrued expenses and other current liabilities.
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
Net cash flows used in investing activities during the six months ended July 29, 2023 was $9.6 million, compared to $11.4 million during the six months ended July 30, 2022. The decrease in cash used in investing activities was primarily as a result of a decrease in capital expenditures related to our West Jefferson, Ohio distribution center, partially offset by increased capital expenditures related to the opening of new stores and store relocations during the six months ended July 29, 2023, compared to the six months ended July 30, 2022.
Net Cash Used In Financing Activities
Financing activities consist primarily of (i) borrowings and repayments related to our Existing ABL Facility, as amended, (ii) borrowings and repayments related to the New Term Loan Credit Agreement and (iii) repurchases and retirement of our common stock.
Net cash used in financing activities during the six months ended July 29, 2023 was $17.1 million compared to $38.8 million during the six months ended July 30, 2022. The decrease in net cash used in financing activities is primarily as a result of a $31.7 million decrease in share repurchases and a $4.4 million decrease in principal payments on the New Term Loan Credit Agreement, as amended, due to the timing of payments relative to the end of our fiscal quarter, partially offset by a $14.3 million decrease in net borrowing from the Existing ABL Facility, as amended.
Debt Financing Arrangements
As of July 29, 2023, we had $312.8 million of outstanding indebtedness, net of unamortized original issue discount and debt financing costs, consisting of term loans under the New Term Loan Credit Agreement, as amended. As of July 29, 2023, we had no borrowings under the Existing ABL Facility, as amended. Please refer to "Note 12—Debt Financing Arrangements" for further discussion regarding our indebtedness.

Critical Accounting Policies and Significant Estimates
There have been no material changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk profile as of January 28, 2023 is disclosed in our Annual Report on Form 10-K and has not materially changed. Please refer to "Note 12—Debt Financing Arrangements" for further discussion regarding our indebtedness.
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules

13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective as of July 29, 2023, to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes during the three months ended July 29, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 6, 2021, the Board authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. During the three months ended July 29, 2023 we did not repurchase any shares of our common stock. As of July 29, 2023, we had approximately $44.9 million remaining under the share repurchase program.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Torrid Holdings Inc., dated July 6, 2021.	8-K	July 6, 2021	3.1
3.2	Amended and Restated Bylaws of Torrid Holdings Inc.	10-K	March 28, 2023	3.2
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in City of Industry, California on September 6, 2023.

Torrid Holdings Inc.

By:	/s/ Lisa Harper
Name:	Lisa Harper
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Paula Dempsey
Name:	Paula Dempsey
Title:	Interim Chief Financial Officer
(Principal Financial Officer)