Form 10-Q
period 2023-10-28
Torrid Holdings Inc.
filed 2023-12-07
CIK 1792781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of December 1, 2023, there were approximately 104,102,736 shares of the registrant's common stock outstanding.

Table of Contents

		PAGE
	Part I - Financial Information
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of October 28, 2023 and January 28, 2023	5
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended October 28, 2023 and October 29, 2022	6
	Condensed Consolidated Statements of Stockholders' Deficit for the nine months ended October 28, 2023 and October 29, 2022	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended October 28, 2023 and October 29, 2022	9
	Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34
	Part II - Other Information
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	36
Signatures		37

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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	October 28, 2023	January 28, 2023
Assets
Current assets:
Cash and cash equivalents	$15,596	$13,569
Restricted cash	366	366
Inventory	171,034	180,055
Prepaid expenses and other current assets	24,628	20,050
Prepaid income taxes	4,645	2,081
Total current assets	216,269	216,121
Property and equipment, net	100,746	113,613
Operating lease right-of-use assets	165,789	177,179
Deposits and other noncurrent assets	14,950	8,650
Deferred tax assets	3,301	3,301
Intangible asset	8,400	8,400
Total assets	$509,455	$527,264
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$79,031	$76,207
Accrued and other current liabilities	102,411	108,847
Operating lease liabilities	42,954	45,008
Borrowings under credit facility	5,100	8,380
Current portion of term loan	16,144	16,144
Due to related parties	6,766	12,741
Total current liabilities	252,406	267,327
Noncurrent operating lease liabilities	160,580	172,103
Term loan	292,589	304,697
Deferred compensation	4,753	4,246
Other noncurrent liabilities	8,363	9,115
Total liabilities	718,691	757,488
Commitments and contingencies (Note 15)
Stockholders' deficit
Common shares: $0.01 par value; 1,000,000,000 shares authorized; 104,102,356 shares issued and outstanding at October 28, 2023; 103,774,813 shares issued and outstanding at January 28, 2023	1,042	1,038
Additional paid-in capital	133,714	128,205
Accumulated deficit	(343,517)	(359,206)
Accumulated other comprehensive loss	(475)	(261)
Total stockholders' deficit	(209,236)	(230,224)
Total liabilities and stockholders' deficit	$509,455	$527,264
The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$275,408	$300,201	$858,406	$986,916
Cost of goods sold	183,906	198,263	553,585	623,556
Gross profit	91,502	101,938	304,821	363,360
Selling, general and administrative expenses	71,881	69,347	212,700	220,136
Marketing expenses	12,739	12,638	38,988	44,114
Income from operations	6,882	19,953	53,133	99,110
Interest expense	9,757	8,390	28,831	21,351
Interest income, net of other expense	267	147	238	223
(Loss) income before (benefit from) provision for income taxes	(3,142)	11,416	24,064	77,536
(Benefit from) provision for income taxes	(394)	4,139	8,375	23,483
Net (loss) income	$(2,748)	$7,277	$15,689	$54,053
Net (loss) earnings per share:
Basic	$(0.03)	$0.07	$0.15	$0.52
Diluted	$(0.03)	$0.07	$0.15	$0.52
Weighted average number of shares:
Basic	104,081	103,623	103,937	104,560
Diluted	104,081	103,805	104,170	104,695
Comprehensive (loss) income:
Net (loss) income	$(2,748)	$7,277	$15,689	$54,053
Other comprehensive loss:
Foreign currency translation adjustment	(271)	(465)	(214)	(480)
Total other comprehensive loss	(271)	(465)	(214)	(480)
Comprehensive (loss) income	$(3,019)	$6,812	$15,475	$53,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
(In thousands)

	Nine Months Ended October 28, 2023
	Common Shares		Additional Paid-In Capital		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Deficit
	Shares	Amount
Balance at January 28, 2023	103,775	$1,038	$128,205		$(359,206)	$(261)	$(230,224)
Net income	—	—	—		11,808	—	11,808
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	53	1	(124)		—	—	(123)
Share-based compensation	—	—	2,377	0	—	—	2,377
Other comprehensive loss	—	—	—		—	(170)	(170)
Balance at April 29, 2023	103,828	1,039	130,458		(347,398)	(431)	(216,332)
Net income	—	—	—		6,629	—	6,629
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	121	1	(64)		—	—	(63)
Issuance of common shares related to employee stock purchase plan	95	1	219		—	—	220
Share-based compensation	—	—	1,662		—	—	1,662
Other comprehensive income	—	—	—		—	227	227
Balance at July 29, 2023	104,044	1,041	132,275		(340,769)	(204)	(207,657)
Net loss	—	—	—		(2,748)	—	(2,748)
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	58	1	(64)		—	—	(63)
Share-based compensation	—	—	1,503		—	—	1,503
Other comprehensive loss	—	—	—		—	(271)	(271)
Balance at October 28, 2023	104,102	$1,042	$133,714		$(343,517)	$(475)	$(209,236)
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

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended October 28, 2023	Nine Months Ended October 29, 2022
OPERATING ACTIVITIES
Net income	$15,689	$54,053
Adjustments to reconcile net income to net cash provided by operating activities:
Write down of inventory	3,767	1,750
Operating right-of-use assets amortization	30,494	31,209
Depreciation and other amortization	28,242	28,120
Share-based compensation	5,981	7,568
Other	(1,351)	(603)
Changes in operating assets and liabilities:
Inventory	4,969	(31,341)
Prepaid expenses and other current assets	(4,578)	(8,778)
Prepaid income taxes	(2,564)	5,192
Deposits and other noncurrent assets	(6,433)	(3,255)
Accounts payable	2,969	31,447
Accrued and other current liabilities	(5,954)	(35,824)
Operating lease liabilities	(31,565)	(31,230)
Other noncurrent liabilities	(468)	4,345
Deferred compensation	507	(2,701)
Due to related parties	(5,975)	864
Income taxes payable	—	3,093
Net cash provided by operating activities	33,730	53,909
INVESTING ACTIVITIES
Purchases of property and equipment	(15,228)	(17,087)
Net cash used in investing activities	(15,228)	(17,087)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	455,110	632,125
Principal payments on revolving credit facility	(458,390)	(629,975)
Repurchase of common stock	—	(31,700)
Principal payments on term loan	(13,125)	(17,500)
Proceeds from issuances under share-based compensation plans	320	613
Withholding tax payments related to vesting of restricted stock units and awards	(249)	(558)
Net cash used in financing activities	(16,334)	(46,995)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(141)	(237)
Increase (decrease) in cash, cash equivalents and restricted cash	2,027	(10,410)
Cash, cash equivalents and restricted cash at beginning of period	13,935	29,287
Cash, cash equivalents and restricted cash at end of period	$15,962	$18,877
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest related to the revolving credit facility and term loan	$24,852	$14,158
Cash paid during the period for income taxes	$10,976	$15,219
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued liabilities	$3,360	$3,355
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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 and each fiscal year is generally comprised of four 13-week quarters (although in years with 53 weeks, the fourth quarter is comprised of 14 weeks). Fiscal year 2023 is a 53-week year and fiscal year 2022 was a 52-week year. Fiscal years are identified according to the calendar year in which they begin. For example, references to "fiscal year 2023" or similar references refer to the fiscal year ending February 3, 2024. References to the third quarter of fiscal years 2023 and 2022 and to the three- and nine-month periods ended October 28, 2023 and October 29, 2022, respectively, refer to the 13- and 39-week periods then ended.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three- and nine-month periods ended October 28, 2023 and October 29, 2022 are not necessarily indicative of the results that may be expected for any future interim periods, the fiscal year ending February 3, 2024, or for any future fiscal year.
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
Segment Reporting
We have determined that we have one reportable segment, which includes the operation of our e-Commerce platform and stores. The single segment was identified based on how the Chief Operating Decision Maker, who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources. Revenues and long-lived assets related to our operations in Canada and Puerto Rico during the three- and nine-month periods ended October 28, 2023 and October 29, 2022, and as of the end of the same periods, were not material, and therefore are not reported separately from domestic revenues and long-lived assets.

Store Pre-Opening Costs
Costs incurred in connection with the opening of new stores, store remodels or relocations are expensed as incurred in selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive (loss)income. We incurred $0.5 million and $1.1 million of pre-opening costs during the three- and nine-month periods ended October 28, 2023, respectively. We incurred $0.2 million and $0.7 million of pre-opening costs during the three- and nine-month periods ended October 29, 2022, respectively.
Change in Accounting Principle
In the fourth quarter of fiscal year 2022, we made a voluntary change in our accounting policy regarding the classification of royalties, profit-sharing and marketing and promotional funds ("PLCC Funds") we receive pursuant to the Credit Card Agreement (as defined below). Historically, we recorded PLCC Funds as a reduction to selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. Under the new policy, we record PLCC Funds in net sales in the consolidated statements of operations and comprehensive (loss) income. This reclassification does not have any impact on income from operations, income before provision for income taxes, net income or earnings per share and there was no cumulative effect to stockholders’ deficit or net assets. This reclassification has been retrospectively applied to all prior periods presented.
The recognition of PLCC Funds in net sales is preferable because it enhances the comparability of our financial statements with those of many of our industry peers and provides greater transparency into performance metrics relevant to our industry by showing the gross impact of the funds received as net sales instead of as a reduction to selling, general and administrative expenses.
The impact of this change in accounting principle is reflected in the tables below (in thousands):

	Three Months Ended October 29, 2022
	As Previously Reported	Change in Accounting Principle	As Adjusted
Net sales	$290,034	$10,167	$300,201
Cost of goods sold	198,263	—	198,263
Gross profit	91,771	10,167	101,938
Selling, general and administrative expenses	59,180	10,167	69,347
Marketing expenses	12,638	—	12,638
Income from operations	$19,953	$—	$19,953

	Nine Months Ended October 29, 2022
	As Previously Reported	Change in Accounting Principle	As Adjusted
Net sales	$959,319	$27,597	$986,916
Cost of goods sold	623,556	—	623,556
Gross profit	335,763	27,597	363,360
Selling, general and administrative expenses	192,539	27,597	220,136
Marketing expenses	44,114	—	44,114
Income from operations	$99,110	$—	$99,110
Note 2. Accounting Standards
Recently Adopted Accounting Standards during the Nine-Month Period Ended October 28, 2023
We did not adopt any new accounting standards during the nine-month period ended October 28, 2023.

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
Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	October 28, 2023	January 28, 2023
Prepaid and other information technology expenses	12,845	9,048
PLCC Funds receivable	2,334	2,721
Prepaid advertising	636	1,068
Prepaid casualty insurance	3,677	2,557
Other	5,136	4,656
Prepaid expenses and other current assets	$24,628	$20,050
Note 5. Property and Equipment
Property and equipment are summarized as follows (in thousands):

	October 28, 2023	January 28, 2023
Property and equipment, at cost
Leasehold improvements	$181,207	$176,222
Furniture, fixtures and equipment	117,833	115,618
Software and licenses	14,566	14,140
Construction-in-progress	5,550	2,956
	319,156	308,936
Less: Accumulated depreciation and amortization	(218,410)	(195,323)
Property and equipment, net	$100,746	$113,613
We recorded depreciation expense related to our property and equipment in the amounts of $8.8 million and $27.1 million during the three- and nine-month periods ended October 28, 2023, respectively. We recorded depreciation expense related to our property and equipment in the amounts of $8.9 million and $27.0 million during the three- and nine-month periods ended October 29, 2022, respectively.
We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. During the three- and nine-month periods ended October 28, 2023 and October 29, 2022, we did not recognize any impairment charges.
Note 6. Implementation Costs Incurred in Cloud Computing Arrangements that are Service Contracts
Our cloud computing arrangements that are service contracts primarily consist of arrangements with third party vendors for our internal use of their software applications that they host. We defer implementation costs incurred in relation to such arrangements, including costs for software application coding, configuration, integration and customization, while associated process reengineering, training, maintenance and data conversion costs are expensed. Subsequent implementation costs are deferred only to the extent that they constitute major enhancements. The short-term portion of deferred implementation costs are included in prepaid expenses and other current assets in the condensed consolidated balance sheets, while the long-term portion of deferred costs are included in deposits and other noncurrent assets. Amortized implementation costs incurred in cloud computing arrangements that are service contracts are recognized in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive (loss) income.
Deferred implementation costs incurred in cloud computing arrangements that are service contracts are summarized as follows (in thousands):

	October 28, 2023	January 28, 2023
Internal use of third party hosted software, gross	$25,953	$16,612
Less: Accumulated amortization	(9,819)	(6,772)
Internal use of third party hosted software, net	$16,134	$9,840
During the three- and nine-month periods ended October 28, 2023, we amortized approximately $1.3 million and $3.0 million, respectively, of implementation costs incurred in cloud computing arrangements that are service contracts. During the three- and nine-month periods ended October 29, 2022, we amortized approximately $0.9 million and $2.0 million, respectively, of implementation costs incurred in cloud computing arrangements that are service contracts.
Note 7. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	October 28, 2023	January 28, 2023
Accrued inventory-in-transit	$22,389	$20,878
Accrued payroll and related expenses	12,372	20,232
Accrued loyalty program	11,908	13,389
Gift cards	9,404	12,300
Accrued sales return allowance	6,873	6,562
Accrued freight	5,563	5,840
Accrued marketing	5,113	4,103
Accrued sales and use tax	4,254	3,666
Accrued self-insurance liabilities	3,028	2,853
Deferred revenue	2,155	1,471
Accrued purchases of property and equipment	2,370	2,825
Accrued lease costs	3,661	3,593
Term loan interest payable	2,957	188
Other	10,364	10,947
Accrued and other current liabilities	$102,411	$108,847
Note 8. Leases
Our lease costs reflected in the tables below include minimum base rents, common area maintenance charges and heating, ventilation and air conditioning charges. We recognize such lease costs in the applicable expense category in either cost of goods sold, or selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive (loss) income.

Our lease costs during the three- and nine-month periods ended October 28, 2023 and October 29, 2022 consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Operating (fixed) lease cost	$13,615	$13,413	$39,960	$38,874
Short-term lease cost	38	55	104	150
Variable lease cost	4,727	4,557	15,203	13,411
Total lease cost	$18,380	$18,025	$55,267	$52,435
Other supplementary information related to our leases is reflected in the table below (in thousands, except lease term and discount rate data):

	Nine Months Ended
	October 28, 2023	October 29, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$45,153	$43,287
Right-of-use assets obtained in exchange for new operating lease liabilities	$15,263	$12,458
(Increase) decrease in right-of-use assets resulting from operating lease modifications or remeasurements	$(4,461)	$8,243
Weighted average remaining lease term - operating leases	6 years	6 years
Weighted average discount rate - operating leases	7%	6%
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
Our revenue, disaggregated by product category, consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Apparel	$234,683	$255,404	$748,149	$857,884
Non-apparel	32,052	34,630	85,226	101,435
Other	8,673	10,167	25,031	27,597
Total net sales	$275,408	$300,201	$858,406	$986,916
Amounts within Apparel include revenues earned from the sale of tops, bottoms, dresses, intimates, sleep wear, swim wear and outerwear. Amounts within Non-apparel include revenues earned from the sale of accessories, footwear and beauty. Amounts within Other represent PLCC Funds received.
We have an agreement with a third party, which is amended from time to time, to provide customers with private label credit cards ("Credit Card Agreement"). Each private label credit card ("PLCC") bears the logo of the Torrid brand and can only be used at our store locations and on www.torrid.com. A third-party financing company is the sole owner of the accounts issued under the PLCC program and absorbs the losses associated with non-payment by the PLCC holders and a portion of any fraudulent usage of the accounts. Pursuant to the Credit Card Agreement, we receive royalties, profit-sharing and marketing and promotional funds from the third-party financing company based on usage of the PLCCs. These PLCC Funds are recorded as a component of net sales in the condensed consolidated statements of operations and comprehensive (loss) income.
We recognize a contract liability when we receive consideration from a customer before our performance obligations under the terms of a contract or an implied arrangement with the customer are satisfied. During the nine-month period ended October 28, 2023, we recognized revenue of approximately $9.6 million and $5.4 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2023. During the nine-month period ended

October 29, 2022, we recognized revenue of approximately $10.8 million and $7.1 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2022.
Note 10. Loyalty Program
We operate our loyalty program, Torrid Rewards, in all our stores and on www.torrid.com. Under this program, customers accumulate points based on purchase activity and qualifying non-purchase activity. Upon reaching a certain point level, customers can earn awards that may only be redeemed for merchandise. Unredeemed points typically expire after 13 months without additional purchase and qualifying non-purchase activity and unredeemed awards typically expire 45 days after issuance. We use historical redemption rates to estimate the value of future award redemptions and we recognize the estimated value of these future awards as a reduction of revenue in the condensed consolidated statements of operations and comprehensive (loss) income in the period the points are earned by the customer. As of the end of the third quarter of fiscal year 2023 and as of the end of fiscal year 2022, we had $11.9 million and $13.4 million, respectively, in deferred revenue related to our loyalty program included in accrued and other current liabilities in the condensed consolidated balance sheets. During the three- and nine-month periods ended October 28, 2023, we recorded $1.0 million and $1.5 million, respectively, as a benefit to net sales. During the three- and nine-month periods ended October 29, 2022, we recorded $0.4 million and $0.3 million, respectively, as a benefit to net sales. Actual results may differ from our estimates, resulting in changes to net sales.
Note 11. Related Party Transactions
Services Agreements with Hot Topic
Hot Topic Inc. ("Hot Topic") is an entity indirectly controlled by affiliates of Sycamore. From June 2, 2017 until its termination on March 21, 2019, we had a services agreement ("Third Party Services Agreement") with Hot Topic, pursuant to which Hot Topic provided us (or caused applicable third parties to provide) certain services, including information technology, distribution and logistics management, real estate leasing and construction management and other services as may have been specified. On March 21, 2019, we entered into an amended and restated services agreement ("Amended and Restated Services Agreement") with Hot Topic under which Hot Topic provided us (or caused applicable third parties to provide) substantially similar services to those provided under the Third Party Services Agreement. The term of the Amended and Restated Services Agreement was three years, unless we or Hot Topic extended the agreement, or we terminated the agreement (or certain services under the agreement). In connection with the Reverse Services Agreement (as defined below), we entered into an amendment to the Amended and Restated Services Agreement ("Amendment to Amended and Restated Services Agreement") with Hot Topic on August 1, 2019, pursuant to which sections pertaining to Hot Topic's provision of information technology services to Torrid were removed. Effective April 30, 2023, we entered into a second amendment to the Amended and Restated Services Agreement ("Second Amendment to Amended and Restated Services Agreement") with Hot Topic, under which Hot Topic will continue to provide us (or cause applicable third parties to provide) real estate leasing and construction management services. The Second Amendment to Amended and Restated Services Agreement will terminate on April 6, 2024. We record payments made to Hot Topic under these service agreements in the applicable expense category in either cost of goods sold, or selling, general and administrative expenses.
During the three- and nine-month periods ended October 28, 2023, Hot Topic charged us $0.4 million and $1.5 million, respectively, for various services under the applicable services agreements, all of which were recorded as a component of selling, general and administrative expenses. During the three- and nine-month periods ended October 29, 2022, Hot Topic charged us $0.6 million and $1.8 million, respectively, for various services under the applicable services agreements, all of which were recorded as a component of selling, general and administrative expenses. As of the end of the third quarter of fiscal year 2023, and as of the end of fiscal year 2022, we owed $0.1 million and $0.2 million, respectively, to Hot Topic for these services which is included in due to related parties in our condensed consolidated balance sheets.
On August 1, 2019, we entered into a services agreement ("Reverse Services Agreement") with Hot Topic, under which Torrid provided Hot Topic with certain information technology services. The term of the Reverse Services Agreement was three years, unless we or Hot Topic extended the agreement, or Hot Topic terminated the agreement. Torrid provided Hot Topic with the specified information technology services at no cost for the first three years of the Reverse Services Agreement, however Hot Topic bore certain capital and operating expenses that it incurred. Costs incurred in connection with providing the specified information technology services to Hot Topic were expensed as incurred in our condensed consolidated statements of operations and comprehensive (loss) income. During the three- and nine-month periods ended October 29, 2022, we incurred costs of $0.5 million and $2.1 million, respectively, in connection with providing these information technology services to Hot Topic. On July 31, 2022, we entered into a first amendment to the Reverse Services Agreement (“Amended Reverse Services Agreement”) with Hot Topic, under which Torrid provided Hot Topic with certain information technology services for a fixed fee. The term of the Amended Reverse Services Agreement was two months while both parties negotiated a longer-term amendment to the Reverse Services Agreement with modified terms and conditions. On September 30, 2022, we entered into a second amendment to the Reverse Services Agreement (“Second Amended Reverse Services Agreement”) with Hot Topic, under which Torrid provides Hot Topic with certain information technology services for a fixed fee. The term of the Second Amended Reverse Services Agreement was five months while both parties negotiated a longer-term amendment to the Reverse Services Agreement with modified terms and conditions. Effective December 1, 2022, we entered into a third amendment to the Reverse Services Agreement (“Third Amended Reverse Services Agreement”) with Hot Topic, under which Torrid provides Hot Topic with certain information technology services for a fixed fee. The term of the Third Amended Reverse Services Agreement ends on May 4, 2024, unless we and Hot Topic mutually agree to extend the agreement, or we or Hot Topic terminate the agreement (or certain services under the agreement), upon written notice. During the three- and nine-month periods ended October 28, 2023, we charged Hot Topic $0.4 million and $1.3 million, respectively, for these services. As of the end of the third quarter of fiscal year 2023, and as of the end of fiscal year 2022, Hot Topic owed us $0.1 million for these services.
Hot Topic incurs certain direct expenses on our behalf, such as payments to our non-merchandise vendors and each month, we pay Hot Topic for these pass-through expenses. As of the end of the third quarter of fiscal year 2023 and as of the end of fiscal year 2022, the net amount we owed Hot Topic for these expenses was $0.1 million and $1.1 million, respectively, which is included in due to related parties in our condensed consolidated balance sheets.
Sponsor Advisory Services Agreement
On May 1, 2015, we entered into an advisory services agreement with Sycamore, pursuant to which Sycamore agreed to provide strategic planning and other related services to us. We are obligated to reimburse Sycamore for its expenses incurred in connection with providing such advisory services to us. As of the end of the third quarter of fiscal year 2023 and as of the end of fiscal year 2022, there were no amounts due, and during the three- and nine-month periods ended October 28, 2023 and October 29, 2022, no amounts were paid under this agreement.
From time to time, we reimburse Sycamore for certain management expenses it pays on our behalf. During the three-month period ended October 28, 2023, we did not make any reimbursements to Sycamore. During the nine-month period ended October 28, 2023, the amount paid to Sycamore for these expenses was not material. During the three- and nine-month periods ended October 29, 2022, we did not make any reimbursements to Sycamore. As of the end of the third quarter of fiscal year 2023 and as of the end of fiscal year 2022, there was no amount due.
Other Related Party Transactions
MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During the three- and nine-month periods ended October 28, 2023, cost of goods sold included $14.6 million and $45.5 million, respectively, related to the sale of merchandise purchased from this supplier. During the three- and nine-month periods ended October 29, 2022, cost of goods sold included $16.8 million and $52.9 million, respectively, related to the sale of merchandise purchased from this supplier. As of the end of the third quarter of fiscal year 2023 and as of the end of fiscal year 2022, the net amounts we owed MGF Sourcing US, LLC for these purchases were $6.7 million and $11.6 million, respectively. This liability is included in due to related parties in our condensed consolidated balance sheets.
HU Merchandising, LLC, a subsidiary of Hot Topic, is one of our suppliers. During the three- and nine-month periods ended October 28, 2023, cost of goods sold related to the sale of merchandise purchased from this supplier included $0.1 million and $0.3 million, respectively, related to the sale of merchandise purchased from this supplier. During the three- and nine-month periods ended October 29, 2022, cost of goods sold included $0.1 million and $0.3 million, respectively, related to the sale of merchandise purchased from this supplier. As of the end of the third quarter of fiscal year 2023 and as of the end of fiscal year 2022, there were no amounts due to HU Merchandising, LLC.
Staples, Inc., an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During the three- and nine-month periods ended October 28, 2023 and October 29, 2022, purchases from this supplier were not material. As of the end of the third quarter of fiscal year 2023, there was no amount due and as of the end of fiscal year 2022, the amount due to Staples, Inc. was not material.

Note 12. Debt Financing Arrangements
Our debt financing arrangements consist of the following (in thousands):

	October 28, 2023	January 28, 2023
Existing ABL Facility, as amended	$5,100	$8,380
Term loan
New Term Loan Credit Agreement	315,000	328,125
Less: current portion of unamortized original issue discount and debt financing costs	(1,356)	(1,356)
Less: noncurrent portion of unamortized original issue discount and debt financing costs	(4,911)	(5,928)
Total term loan outstanding, net of unamortized original issue discount and debt financing costs	308,733	320,841
Less: current portion of term loan, net of unamortized original issue discount and debt financing costs	(16,144)	(16,144)
Total term loan, net of current portion and unamortized original issue discount and debt financing costs	$292,589	$304,697

Fixed mandatory principal repayments due on the outstanding term loan are as follows as of the end of the third quarter of fiscal year 2023 (in thousands):

2023	4,375
2024	17,500
2025	17,500
2026	17,500
2027	17,500
2028	240,625
$315,000
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

The elected interest rate on October 28, 2023 was approximately 11%.
As of the end of the third quarter of fiscal year 2023, we were compliant with our debt covenants under the New Term Loan Credit Agreement.
As of October 28, 2023, the fair value of the New Term Loan Credit Agreement was approximately $259.9 million. As of the end of fiscal year 2022, the fair value of the New Term Loan Credit Agreement was approximately $267.4 million. The fair value of the New Term Loan Credit Agreement is determined using current applicable rates for similar instruments as of the balance sheet date, a Level 2 measurement (as defined in "Note 19—Fair Value Measurements").
As of the end of the third quarter of fiscal year 2023, total borrowings, net of OID and financing costs, of $308.7 million remain outstanding under the New Term Loan Credit Agreement. During the three- and nine-month periods ended October 28, 2023, we recognized $9.1 million and $26.5 million, respectively, of interest expense related to the New Term Loan Credit Agreement. During the three- and nine-month periods ended October 29, 2022, we recognized $7.5 million and $18.8 million, respectively, of interest expense related to the New Term Loan Credit Agreement. During the three- and nine-month periods ended October 28, 2023, we recognized $0.3 million and $0.9 million, respectively, of OID and financing costs related to the New Term Loan Credit Agreement. During the three- and nine-month periods ended October 29, 2022, we recognized $0.3 million and $0.9 million, respectively, of OID and financing costs related to the New Term Loan Credit Agreement. The OID and financing costs are amortized over the New Term Loan Credit Agreement's seven-year term and are reflected as a direct deduction of the face amount of the term loan in our condensed consolidated balance sheets. We recognize interest payments, together with amortization of the OID and financing costs, in interest expense in our condensed consolidated statements of operations and comprehensive (loss) income.
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
As of the end of the third quarter of fiscal year 2023, the applicable interest rate for borrowings under the Existing ABL Facility, as amended, was approximately 9% per annum.
As of the end of the third quarter of fiscal year 2023, we were compliant with our debt covenants under the Existing ABL Facility, as amended.
As of the end of the third quarter of fiscal year 2023, the maximum restricted payment utilizing the Existing ABL Facility, as amended, that our subsidiaries could make from its net assets was $127.5 million.
We consider the carrying amounts of the Existing ABL Facility, as amended, to approximate fair value because of the variable interest rate of this facility, a Level 2 measurement (as defined in "Note 19—Fair Value Measurements").
Availability under the Existing ABL Facility, as amended, as of the end of the third quarter of fiscal year 2023 was $137.5 million, which reflects borrowings of $5.1 million. Availability under the Existing ABL Facility, as amended, at the end of fiscal year 2022 was $134.2 million, which reflects borrowings of $8.4 million. Standby letters of credit issued and outstanding were $7.4 million as of the end of the third quarter of fiscal year 2023 and $7.4 million as of the end of fiscal year 2022. During the third quarter of fiscal year 2017, we incurred $0.5 million of financing costs for the Existing ABL Facility, which were reduced in fiscal year 2019 by $0.1 million written off to account for the impact of our entry into the 1st Amendment. During the second quarter of fiscal year 2021, we incurred an additional $0.7 million of financing costs in connection with our entry into the 3rd Amendment. These financing costs, together with the unamortized financing costs of $0.1 million associated with the Original ABL Facility, are amortized over the five-year term of the Existing ABL Facility, as amended, and are reflected in prepaid expenses and other current assets and deposits and other noncurrent assets in our condensed consolidated balance sheets. During the three-month periods ended October 28, 2023 and October 29, 2022, amortization of financing costs for the Existing ABL Facility, as amended, was not material. During the nine-month periods ended October 28, 2023 and October 29, 2022, amortization of financing costs for the Existing ABL Facility, as amended, was $0.1 million and $0.1 million, respectively. During the three- and nine-month periods ended October 28, 2023, interest payments were $0.3 million and $1.2 million, respectively. During the three- and nine-month periods ended October 29, 2022, interest payments were $0.5 million and $1.3 million, respectively. We recognize amortization of financing costs and interest payments for the revolving credit facility in interest expense in our condensed consolidated statements of operations and comprehensive (loss) income.
Note 13. Income Taxes
Effective Tax Rate
During the three-month period ended October 28, 2023, the benefit from income taxes was $0.4 million and during the nine-month period ended October 28, 2023, the provision for income taxes was $8.4 million. During the three- and nine-month periods ended October 29, 2022, the provision for income taxes was $4.1 million and $23.5 million, respectively. The effective tax rates for the three- and nine-month periods ended October 28, 2023 were 12.5% and 34.8%, respectively. The effective tax rates for the three- and nine-month periods ended October 29, 2022 were 36.3% and 30.3%, respectively. The decrease in the effective tax rate for the three months ended October 28, 2023 as compared to the three months ended October 29, 2022 was primarily due to a decrease in income before provision for income taxes during the three months ended October 28, 2023 as compared to the three months ended October 29, 2022 and an increase in state income taxes relative to loss before benefit from income taxes for the three months ended October 28, 2023, partially offset by a decrease in the amount of non-deductible compensation for covered employees and state income taxes relative to loss before benefit from income taxes for the three months ended October 28, 2023. The increase in the effective tax rate for the nine months ended October 28, 2023 as compared to the nine months ended October 29, 2022 was primarily due to an increase in the amount of non-deductible compensation for covered employees and state income taxes relative to income before provision for income taxes for the nine months ended October 28, 2023.
On August 16, 2022, the Inflation Reduction Act of 2022 (the "IR Act") was enacted to reduce inflation and promote clean energy in the United States. Among other things, the IR Act introduced a 15% alternative minimum tax based on the adjusted financial statement income of corporations or their predecessors with a three-year taxable year average annual adjusted financial statement income in excess of $1 billion and imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. In addition, the current administration has announced a proposal to increase such excise tax to 4%. The IR Act also includes provisions intended to mitigate climate change by, among others, providing tax credit incentives for reductions in greenhouse gas emissions. We have considered the applicable IR Act tax law changes in our tax provision for the three- and nine-month periods ended October 28, 2023, and continue to evaluate the impact of these tax law changes on future periods.
Uncertain Tax Positions
The amount of income taxes we pay is subject to ongoing audits by taxing authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. As of the end of the third quarter of fiscal year 2023, the total liability for income tax associated with unrecognized tax benefits, including interest and penalties, was $3.8 million ($3.3 million, net of federal benefit). As of the end of fiscal year 2022, the total liability for income tax associated with unrecognized tax benefits, including interest and penalties, was $3.8 million ($3.3 million, net of federal benefit). Our effective tax rate will be affected by any portion of this liability we may recognize.
We believe that it is reasonably possible that $1.7 million ($1.6 million net of federal benefit) of our liability for unrecognized tax benefits, of which the associated interest and penalties are not material, may be recognized in the next 12 months due to the expiration of statutes of limitations.

Note 14. Share-Based Compensation
Our share-based compensation expense, by award type, consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Restricted stock units	$599	$644	$1,730	$1,398
Restricted stock awards	279	1,610	1,979	4,900
Performance stock units	156	192	543	302
Stock options	389	351	1,104	714
Restricted cash units	82	—	439	—
Employee stock purchase plan	80	116	186	254
Share-based compensation before income taxes	1,585	2,913	5,981	7,568
Income tax detriment (benefit)	299	(153)	(123)	(120)
Net share-based compensation expense	$1,884	$2,760	$5,858	$7,448
RSUs
Restricted stock unit ("RSU") activity, including Performance stock units ("PSUs"), consists of the following (in thousands, except per share amounts):

	Shares	Weighted average grant date fair value per share
Nonvested, January 28, 2023	1,386	$6.55
Granted	1,204	$2.88
Vested	(219)	$9.23
Forfeited	(488)	$5.90
Nonvested, October 28, 2023	1,883	$4.06
As of the end of the third quarter of fiscal year 2023, unrecognized compensation expense related to unvested RSUs, including PSUs, was $5.8 million, which is expected to be recognized over a weighted average period of approximately 2.6 years.
Restricted Stock Awards
Restricted stock award activity consists of the following (in thousands, except per share amounts):

	Shares	Weighted average grant date fair value per share
Nonvested, January 28, 2023	211	$27.00
Granted	—
Vested	(100)	$27.00
Forfeited	(104)	$27.00
Nonvested, October 28, 2023	7	$27.00

As of the end of the third quarter of fiscal year 2023, unrecognized compensation expense related to unvested restricted stock awards was $0.2 million, which is expected to be recognized over a weighted average period of approximately 1.2 years.

Stock Options
Stock option activity consists of the following (in thousands, except per share and contractual life amounts):

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, January 28, 2023	1,444	$7.38	9.4	$115
Granted	1,500	$3.16
Exercised	—
Forfeited	(582)	$6.09
Outstanding, October 28, 2023	2,362	$5.02	9.1	$—
Exercisable, October 28, 2023	266	$9.63	8.3	$—
As of the end of the third quarter of fiscal year 2023, unrecognized compensation expense related to unvested stock options was $4.7 million, which is expected to be recognized over a weighted average period of approximately 3.2 years.
RCUs
Restricted cash units ("RCUs") are awarded to certain employees, non-employee directors and consultants and represent the right to receive a cash payment at the end of a vesting period, subject to the employee's continued employment or service as a director or consultant. In general, RCUs vest in equal installments each year over 4 years. RCUs are cash-settled with the value of each vested RCU equal to the lower of the closing price per share of our common stock on the vesting date or a specified per share price cap. We determined that RCUs are in-substance liabilities accounted for as liability instruments in accordance with ASC 718, Compensation—Stock Compensation, due to this cash settlement feature. RCUs are remeasured based on the closing price per share of our common stock at the end of each reporting period. As of the end of the third quarter of fiscal year 2023, the liability associated with unvested RCUs was $0.4 million, which is included in accrued and other current liabilities in the condensed consolidated balance sheet.
Note 15. Commitments and Contingencies
Litigation
In November 2022, a class action complaint was filed against us in the U.S. District Court for the Central District of California ("the Court"), captioned Sandra Waswick v. Torrid Holdings Inc., et al. An amended complaint was filed in May 2023. The amended complaint alleges that certain statements in our registration statement on Form S-1 related to our IPO and in subsequent SEC filings and earnings calls were allegedly false and misleading. Two shareholder derivative complaints were filed in September and October 2023 in the U.S. District Court for the District of Delaware against the Company (as a nominal defendant) and certain officers and directors, captioned Allegra Morgado v. Lisa Harper, et al. and Nicole Long v. Lisa Harper, et al. The derivative complaints similarly allege that certain statements were allegedly false and misleading and that the individual defendants breached their fiduciary duties. We believe that these allegations are without merit and intend to vigorously defend ourselves against these claims. We are currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.
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
Note 16. Stockholders' Deficit
Torrid is authorized to issue 1.0 billion shares of common stock at $0.01 par value, and 5.0 million shares of preferred stock at $0.01 par value. Torrid had 104,102,356 shares of common stock and no shares of preferred stock issued and outstanding as of October 28, 2023.
Note 17. Share Repurchases
On December 6, 2021, the Board authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. As of October 28, 2023, we had approximately $44.9 million remaining under the share repurchase program.
Share repurchase activity consists of the following (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Number of shares repurchased	—	—	—	4,464,367
Total cost	$—	$—	$—	$31,700
Average per share cost including commissions				$7.10
We have elected to retire shares repurchased to date. Shares retired become part of the pool of authorized but unissued shares. We have elected to record the purchase price of the retired shares in excess of par value, including transaction costs, directly as an increase in accumulated deficit.
Note 18. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period, inclusive of potentially dilutive common share equivalents outstanding for the period. During the nine-month period ended October 28, 2023, there were approximately 0.2 million potentially dilutive common share equivalents outstanding that were included in the computation of diluted earnings per share. During the three-month period ended October 28, 2023, there were approximately 1.5 million restricted stock awards and RSUs, including PSUs, and approximately 2.3 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved. During the nine-month period ended October 28, 2023, there were approximately 1.3 million restricted stock awards and RSUs, including PSUs, and approximately 2.3 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved. During the three- and nine-month periods ended October 29, 2022, there were approximately 0.1 million potentially dilutive common share equivalents outstanding that were included in the computation of diluted earnings per share. During the three-month period ended October 29, 2022, there were approximately 1.0 million restricted stock awards and RSUs, including PSUs, and approximately 1.2 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved. During the nine-month period ended October 29, 2022, there were approximately 0.7 million restricted stock awards and RSUs, including PSUs, and approximately 0.8 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved.

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
Financial assets and liabilities measured at fair value on a recurring basis as of the end of the third quarter of fiscal year 2023 consisted of the following (in thousands):

	October 28, 2023	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$56	$56	$—	$—
Total assets	$56	$56	$—	$—
Liabilities:
Deferred compensation plan liability (noncurrent)	$4,753	$—	$4,753	$—
Total liabilities	$4,753	$—	$4,753	$—
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
Note 20. Deferred Compensation Plan
On August 1, 2015, we established the Torrid LLC Management Deferred Compensation Plan ("Deferred Compensation Plan") for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, as amended. All deferrals and associated earnings are our general unsecured obligations. We may at our discretion contribute certain amounts to eligible employees' accounts. To the extent participants are ineligible to receive contributions from participation in our 401(k) Plan (as defined in "Note 21—Employee Benefit Plan"), we may contribute 50% of the first 4% of participants' eligible contributions into their Deferred Compensation Plan accounts. As of the end of the third quarter of fiscal year 2023 and as of the end of fiscal year 2022, we did not have any assets of the Deferred Compensation Plan and the associated liabilities were $5.0 million and $5.6 million, respectively, included in our condensed consolidated balance sheets. As of the end of the third quarter of fiscal year 2023, $0.2 million of the $5.0 million Deferred Compensation Plan liabilities were included in accrued and other current liabilities in our condensed consolidated balance sheets. As of the end of fiscal year 2022, $1.4 million of the $5.6 million Deferred Compensation Plan Liabilities were included in accrued and other current liabilities in our condensed consolidated balance sheets.
Note 21. Employee Benefit Plan
On August 1, 2015, we adopted the Torrid 401(k) Plan ("401(k) Plan"). All employees who have been employed by us for at least 200 hours and are at least 21 years of age are eligible to participate. Employees may contribute up to 80% of their eligible compensation to the 401(k) Plan, subject to a statutorily prescribed annual limit. We may at our discretion contribute certain amounts to eligible employees' accounts. We may contribute 50% of the first 4% of participants' eligible contributions into their 401(k) Plan accounts. During the three- and nine-month periods ended October 28, 2023, we contributed $0.2 million and $0.6 million, respectively, to eligible employees' 401(k) Plan accounts. During the three- and nine-month periods ended October 29, 2022, we contributed $0.2 million and $0.6 million, respectively, to eligible employees' 401(k) Plan accounts.

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

	October 28, 2023	October 29, 2022
Number of stores (as of end of period)	643	629

	Three Months Ended		Nine Months Ended
	(in thousands, except percentages)
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Comparable sales	(8)%	(8)%	(16)%	(3)%
Net (loss) income	$(2,748)	$7,277	$15,689	$54,053
Adjusted EBITDA(A)	$19,379	$32,110	$89,791	$135,977

(A)Please refer to "Results of Operations" for a reconciliation of net income (loss) to Adjusted EBITDA.
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
Components of Our Results of Operations
In the fourth quarter of fiscal year 2022, we made a voluntary change in our accounting policy regarding the classification of PLCC Funds (as defined in “Note 1–Basis of Presentation and Description of the Business”) we receive pursuant to the Credit Card Agreement (as defined in “Note 9–Revenue Recognition”). Historically, we recorded PLCC Funds as a reduction to selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. Under the new policy, we record PLCC Funds in net sales in the consolidated statements of operations and comprehensive (loss) income. This reclassification does not have any impact on income from operations, income before provision for income taxes, net income or earnings per share and there was no cumulative effect to stockholders’ deficit or net assets. The recognition of PLCC Funds in net sales is preferable because it will enhance the comparability of our financial statements with those of many of our industry peers and provide greater transparency into performance metrics relevant to our industry by showing the gross impact of the funds received as net sales instead of as a reduction to selling, general and administrative expenses.
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
Results of Operations
Three Months Ended October 28, 2023 Compared to Three Months Ended October 29, 2022
The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	Three Months Ended
	October 28, 2023	% of Net Sales	October 29, 2022	% of Net Sales
Net sales(A)	$275,408	100.0%	$300,201	100.0%
Cost of goods sold	183,906	66.8%	198,263	66.0%
Gross profit	91,502	33.2%	101,938	34.0%
Selling, general and administrative expenses(A)	71,881	26.1%	69,347	23.2%
Marketing expenses	12,739	4.6%	12,638	4.2%
Income from operations	6,882	2.5%	19,953	6.6%
Interest expense	9,757	3.5%	8,390	2.8%
Interest income, net of other expense	267	0.1%	147	0.0%
(Loss) income before (benefit from) provision for income taxes	(3,142)	(1.1)%	11,416	3.8%
(Benefit from) provision for income taxes	(394)	(0.1)%	4,139	1.4%
Net (loss) income	$(2,748)	(1.0)%	$7,277	2.4%

(A)In the fourth quarter of fiscal year 2022, we made a voluntary change in our accounting policy regarding the classification of PLCC Funds in the consolidated statements of operations and comprehensive (loss) income. The reclassification is applied retrospectively to all prior periods presented. See "Note 1–Basis of Presentation and Description of the Business" for further information.

The following table provides a reconciliation of net (loss) income to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	October 28, 2023	October 29, 2022
Net (loss) income	$(2,748)	$7,277
Interest expense	9,757	8,390
Interest income, net of other expense	267	147
(Benefit from) provision for income taxes	(394)	4,139
Depreciation and amortization(A)	8,785	8,849
Share-based compensation(B)	1,585	2,913
Non-cash deductions and charges(C)	409	375
Other expenses(D)	1,718	20
Adjusted EBITDA	$19,379	$32,110

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)During the three months ended October 28, 2023, share-based compensation includes $0.1 million for awards that will be settled in cash as they are accounted for as share-based compensation in accordance with ASC 718, Compensation—Stock Compensation, similar to awards settled in shares.
(C)Non-cash deductions and charges includes non-cash losses on property and equipment disposals and the net impact of non-cash rent expense.
(D)Other expenses include severance costs for certain key management positions and certain litigation fees.
Net Sales
Net sales decreased $24.8 million, or 8.3%, to $275.4 million for the three months ended October 28, 2023, from $300.2 million for the three months ended October 29, 2022. This decrease was primarily driven by a decrease in sales transactions and a decrease in PLCC Funds, partially offset by improved pricing strategies. The total number of stores we operate increased by 14 stores, or 2.2%, to 643 stores as of October 28, 2023, from 629 stores as of October 29, 2022.
Gross Profit
Gross profit for the three months ended October 28, 2023 decreased $10.4 million, or 10.2%, to $91.5 million, from $101.9 million for the three months ended October 29, 2022. This decrease was primarily due to a decrease in sales transactions and a decrease in PLCC Funds, partially offset by decreased e-Commerce shipping costs as a result of fewer packages shipped. Gross profit as a percentage of net sales decreased 0.8% to 33.2% for the three months ended October 28, 2023 from 34.0% for the three months ended October 29, 2022. This decrease was primarily driven by a decrease in PLCC Funds, an increase in distribution costs and deleverage of store occupancy costs as a result of lower net sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended October 28, 2023 increased $2.5 million, or 3.7%, to $71.9 million, from $69.3 million for the three months ended October 29, 2022. The increase was primarily due to a $1.8 million increase in headquarters general and administrative expenses, a $1.6 million increase in performance bonuses and a $1.0 million increase in other store operating costs, partially offset by a $1.3 million decrease in share-based compensation expense. Selling, general and administrative expenses as a percentage of net sales increased 2.9% to 26.1% for the three months ended October 28, 2023 from 23.2% for the three months ended October 29, 2022. This increase was primarily driven by increased headquarters general and administrative expenses, increased other store operating costs and deleverage of store payroll costs as a result of lower net sales.
Marketing Expenses
Marketing expenses for the three months ended October 28, 2023 increased $0.1 million, or 0.8%, to $12.7 million, from $12.6 million for the three months ended October 29, 2022. Marketing expenses as a percentage of net sales increased 0.4% to 4.6% during the three months ended October 28, 2023 from 4.2% during the three months ended October 29, 2022. This increase was primarily driven by an increase in digital marketing and deleverage of our marketing expenses as a result of lower net sales.

Interest Expense
Interest expense was $9.8 million for the three months ended October 28, 2023, compared to $8.4 million for the three months ended October 29, 2022. The increase was primarily due to an increase in the variable interest rate associated with the New Term Loan Credit Agreement, as amended, during the three months ended October 28, 2023 compared to the three months ended October 29, 2022.
(Benefit from) Provision for Income Taxes
The benefit from income taxes was $0.4 million for the three months ended October 28, 2023, compared to a provision for income taxes of $4.1 million for the three months ended October 29, 2022. Our effective tax rate was 12.5% for the three months ended October 28, 2023 and 36.3% for the three months ended October 29, 2022. The decrease in the effective tax rate for the three months ended October 28, 2023 as compared to the three months ended October 29, 2022 was primarily due to a decrease in income before provision for income taxes during the three months ended October 28, 2023 as compared to the three months ended October 29, 2022 and an increase in state income taxes relative to loss before benefit from income taxes for the three months ended October 28, 2023, partially offset by a decrease in the amount of non-deductible compensation for covered employees and state income taxes relative to loss before benefit from income taxes for the three months ended October 28, 2023.
Nine Months Ended October 28, 2023 Compared to Nine Months Ended October 29, 2022
The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	Nine Months Ended
	October 28, 2023	% of Net Sales	October 29, 2022	% of Net Sales
Net sales(A)	$858,406	100.0%	$986,916	100.0%
Cost of goods sold	553,585	64.5%	623,556	63.2%
Gross profit	304,821	35.5%	363,360	36.8%
Selling, general and administrative expenses(A)	212,700	24.8%	220,136	22.3%
Marketing expenses	38,988	4.5%	44,114	4.5%
Income from operations	53,133	6.2%	99,110	10.0%
Interest expense	28,831	3.4%	21,351	2.2%
Interest income, net of other expense	238	0.0%	223	0.0%
Income before provision for income taxes	24,064	2.8%	77,536	7.8%
Provision for income taxes	8,375	1.0%	23,483	2.4%
Net income	$15,689	1.8%	$54,053	5.4%

(A)In the fourth quarter of fiscal year 2022, we made a voluntary change in our accounting policy regarding the classification of PLCC Funds in the consolidated statements of operations and comprehensive (loss) income. The reclassification is applied retrospectively to all prior periods presented. See "Note 1–Basis of Presentation and Description of the Business" for further information.

The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (in thousands):

	Nine Months Ended
	October 28, 2023	October 29, 2022
Net income	$15,689	$54,053
Interest expense	28,831	21,351
Interest income, net of other expense	238	223
Provision for income taxes	8,375	23,483
Depreciation and amortization(A)	27,103	26,981
Share-based compensation(B)	5,981	7,568
Non-cash deductions and charges(C)	354	2,310
Other expenses(D)	3,220	8
Adjusted EBITDA	$89,791	$135,977

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)During the nine months ended October 28, 2023, share-based compensation includes $0.4 million for awards that will be settled in cash as they are accounted for as share-based compensation in accordance with ASC 718, Compensation—Stock Compensation, similar to awards settled in shares.
(C)Non-cash deductions and charges includes non-cash losses on property and equipment disposals and the net impact of non-cash rent expense.
(D)Other expenses include severance costs for certain key management positions and certain litigation fees.
Net Sales
Net sales decreased $128.5 million, or 13.0%, to $858.4 million for the nine months ended October 28, 2023, from $986.9 million for the nine months ended October 29, 2022. This decrease was primarily driven by a decrease in sales transactions, partially offset by improved pricing strategies. The total number of stores we operate increased by 14 stores, or 2.2%, to 643 stores as of October 28, 2023, from 629 stores as of October 29, 2022.
Gross Profit
Gross profit for the nine months ended October 28, 2023 decreased $58.5 million, or 16.1%, to $304.8 million, from $363.4 million for the nine months ended October 29, 2022. This decrease was primarily due to a decrease in sales transactions, a decrease in PLCC Funds and increases in store occupancy costs and merchandising payroll costs, partially offset by decreases in distribution costs and e-Commerce shipping costs as a result of fewer packages shipped. Gross profit as a percentage of net sales decreased 1.3% to 35.5% for the nine months ended October 28, 2023 from 36.8% for the nine months ended October 29, 2022. This decrease was primarily driven by increases in store occupancy costs and merchandising payroll costs and deleverage of store depreciation expense as a result of lower net sales, partially offset by improved pricing strategies and a decrease in e-Commerce shipping costs as a result of fewer packages shipped.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended October 28, 2023 decreased $7.4 million, or 3.4%, to $212.7 million, from $220.1 million for the nine months ended October 29, 2022. The decrease was primarily due to a $4.3 million decrease in store payroll costs, a $2.8 million decrease in performance bonuses, a $1.6 million decrease in share-based compensation expense, a $1.5 million decrease in losses on property and equipment disposals and a $1.4 million decrease in other store operating costs, partially offset by a $4.3 million increase in headquarters general and administrative expenses. Selling, general and administrative expenses as a percentage of net sales increased by 2.5% to 24.8% for the nine months ended October 28, 2023 from 22.3% for the nine months ended October 29, 2022. This increase was primarily driven by increased headquarters general and administrative expenses and deleverage of store payroll costs and other store operating costs as a result of lower net sales, partially offset by decreased performance bonuses.
Marketing Expenses
Marketing expenses for the nine months ended October 28, 2023 decreased $5.1 million, or 11.6%, to $39.0 million, from $44.1 million for the nine months ended October 29, 2022. This decrease was primarily due to decreased television marketing and regional marketing events, partially offset by an increase in digital marketing. Marketing expenses as a percentage of net sales was 4.5% during the nine months ended October 28, 2023 and October 29, 2022. Marketing expenses as a percentage of net sales decreased during the nine months ended October 28, 2023 as a result of decreased television marketing and regional marketing events, and these decreases were offset by an increase in digital marketing and deleverage of marketing expenses as a result of lower net sales.
Interest Expense
Interest expense was $28.8 million for the nine months ended October 28, 2023, compared to $21.4 million for the nine months ended October 29, 2022. The increase was primarily due to an increase in the variable interest rate associated with the New Term Loan Credit Agreement, as amended, during the nine months ended October 28, 2023 compared to the nine months ended October 29, 2022.
Provision for Income Taxes
The provision for income taxes was $8.4 million for the nine months ended October 28, 2023, compared to a provision for income taxes of $23.5 million for the nine months ended October 29, 2022. Our effective tax rate was 34.8% for the nine months ended October 28, 2023 and 30.3% for the nine months ended October 29, 2022. The increase in the effective tax rate for the nine months ended October 28, 2023 as compared to the nine months ended October 29, 2022 was primarily due to increases in the amount of non-deductible compensation for covered employees and state income taxes relative to income before provision for income taxes for the nine months ended October 28, 2023.
Liquidity and Capital Resources
General
Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our Existing ABL Facility, as amended. Availability under the Existing ABL Facility, as amended, as of the end of the third quarter of fiscal year 2023, was $137.5 million, which reflects borrowings of $5.1 million. Our primary cash needs are for merchandise inventories, payroll, rent for our stores, headquarters and distribution center, capital expenditures associated with opening new stores and updating existing stores, logistics and information technology. We also need cash to fund our interest and principal payments on the New Term Loan Credit Agreement, as amended, and make discretionary repurchases of our common stock. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, prepaid expenses and other current assets, accounts payable, accrued and other current liabilities and operating lease liabilities. We believe that cash generated from operations and the availability of borrowings under our Existing ABL Facility, as amended, or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our Existing ABL Facility, as amended, or otherwise to enable us to service our indebtedness, or to make capital expenditures in the future. Our future operating performance and our ability to service or extend our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
July 2023 Reduction in Workforce
In July 2023, we implemented a strategic reduction of approximately 5% of our workforce employed in our headquarters in City of Industry, California. We estimate that we will incur between approximately $1.0 million and $2.0 million in costs to implement the workforce reduction, comprised primarily of severance payments and continuing health care coverage over the severance period. The costs associated with the workforce reduction are expected to be incurred during fiscal year 2023. During the three- and nine-month periods ended October 28, 2023, we recognized $1.2 million and $1.5 million, respectively, of expense related to the workforce reduction in selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive (loss) income.

Cash Flow Analysis
A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Nine Months Ended
	October 28, 2023	October 29, 2022
Net cash provided by operating activities	$33,730	$53,909
Net cash used in investing activities	(15,228)	(17,087)
Net cash used in financing activities	(16,334)	(46,995)
Net Cash Provided By Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization and share-based compensation, the effect of working capital changes and taxes paid.
Net cash provided by operating activities during the nine months ended October 28, 2023 was $33.7 million compared to $53.9 million during the nine months ended October 29, 2022. The decrease in cash provided by operating activities during the nine months ended October 28, 2023 was primarily as a result of a decrease in net income, a lower increase in accounts payable, an increase in prepaid income taxes, a decrease in amounts due to related parties and a decrease in other noncurrent liabilities. These decreases were partially offset by a decrease in inventory purchases and a lower decrease in accrued expenses and other current liabilities.
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
Net cash flows used in investing activities during the nine months ended October 28, 2023 was $15.2 million, compared to $17.1 million during the nine months ended October 29, 2022. The decrease in cash used in investing activities was primarily as a result of a decrease in capital expenditures related to our West Jefferson, Ohio distribution center, partially offset by increased capital expenditures related to the opening of new stores and store relocations during the nine months ended October 28, 2023, compared to the nine months ended October 29, 2022.
Net Cash Used In Financing Activities
Financing activities consist primarily of (i) borrowings and repayments related to our Existing ABL Facility, as amended, (ii) borrowings and repayments related to the New Term Loan Credit Agreement and (iii) repurchases and retirement of our common stock.
Net cash used in financing activities during the nine months ended October 28, 2023 was $16.3 million compared to $47.0 million during the nine months ended October 29, 2022. The decrease in net cash used in financing activities is primarily as a result of a $31.7 million decrease in share repurchases and a $4.4 million decrease in principal payments on the New Term Loan Credit Agreement, as amended, due to the timing of payments relative to the end of our fiscal quarter, partially offset by a $5.4 million decrease in net borrowing from the Existing ABL Facility, as amended.
Debt Financing Arrangements
As of October 28, 2023, we had $308.7 million of outstanding indebtedness, net of unamortized original issue discount and debt financing costs, consisting of term loans under the New Term Loan Credit Agreement, as amended. As of October 28, 2023, we had borrowings of $5.1 million under the Existing ABL Facility, as amended. Please refer to "Note 12—Debt Financing Arrangements" for further discussion regarding our indebtedness.

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
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective as of October 28, 2023, to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes during the three months ended October 28, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 6, 2021, the Board authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. During the three months ended October 28, 2023 we did not repurchase any shares of our common stock. As of October 28, 2023, we had approximately $44.9 million remaining under the share repurchase program.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Torrid Holdings Inc., dated July 6, 2021.	8-K	July 6, 2021	3.1
3.2	Amended and Restated Bylaws of Torrid Holdings Inc.	10-K	March 28, 2023	3.2
10.1*	Second Amendment to the Amended and Restated Services Agreement, dated August 1, 2023, between Torrid LLC and Hot Topic Inc.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in City of Industry, California on December 7, 2023.

Torrid Holdings Inc.

By:	/s/ Lisa Harper
Name:	Lisa Harper
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Paula Dempsey
Name:	Paula Dempsey
Title:	Chief Financial Officer
(Principal Financial Officer)