Form 10-K
period 2024-02-03
Torrid Holdings Inc.
filed 2024-04-02
CIK 1792781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of March 28, 2024, there were approximately 104,326,521 shares of the registrant's common stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 28, 2023 was approximately $33 million based upon the last reported sales price on the New York Stock Exchange on that date of $2.73. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and the beneficial owners of 5% or more of the registrant’s outstanding common stock are the affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders (the "2023 Proxy Statement"), to be filed with the Securities and Exchange Commission ("SEC") no later than 120 days after the end of the registrant’s fiscal year ended February 3, 2024.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements reflect our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "plan," "intend," "believe," "may," "will," "should," "can have," "likely" and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology). For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•the adverse impact of rulemaking changes implemented by the Consumer Financial Protection Bureau on our income streams, profitability and results of operations;
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
•unauthorized disclosure of sensitive or confidential information, whether through a breach of our computer system, third-party computer systems we rely on, or otherwise;

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
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the effect of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, are disclosed under the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.
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

Part I

Item 1. Business
Overview
Torrid Holdings Inc. ("Torrid," "we," "us," "our," the "Company") is a direct-to-consumer brand of apparel, intimates and accessories in North America aimed at fashionable women who are curvy and wear sizes 10 to 30. Torrid is focused on fit and offers high quality products across a broad assortment that includes tops, bottoms, denim, dresses, intimates, activewear, footwear and accessories. Our proprietary product offering delivers a superior fit for the curvy woman that makes her love the way she looks and feels. Our style is unapologetically youthful and sexy and we are maniacally focused on fit. We believe our customer values the appeal and versatility of our curated product assortment that helps her look her best for any occasion, including weekend, casual, work and dressy, all at accessible price points. Through our product and brand experience we connect with customers in a way that other brands, many of which treat plus-size customers as an after-thought, have not.
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
Product
Product Offering
We offer a full product assortment that addresses our customers' entire closet, including tops, bottoms, denim, dresses, intimates, activewear, footwear and accessories. We believe our products not only provide an unparalleled technical fit, but also have the style and attitude that enable our customers to dress like her non-plus-size friends. We believe we are a destination for our customers to shop for every occasion, from casual to dressy, and everything in between.
While we aim to bring her the latest in fashion trends, we do not rely on being a fashion leader. Our offering is built on the foundation of basic merchandise that represents year-round styles and colors that are constantly replenished ("Basics"). Our core offering includes products that are on-trend interpretations of our Basics merchandise that we update with new fabrics, prints, embellishments or features ("Core"). For example, the Harper Blouse represents a Basics item with Core iterations that feature different lengths and sleeve designs. Our trend driven items incorporate the latest fashions available in the broader market to excite and engage our customer but are bought narrowly and reordered as demand dictates to minimize inventory risk.
We strive to be market leaders in bottoms and intimates, both attractive growth categories where fit is critical. These categories serve as entry points to the Torrid brand and drive customer loyalty. We believe the design of our intimates line inspires confidence and allows our customer to move in effortless comfort throughout her day while feeling confident and sexy. Over the course of approximately two decades, Torrid has developed the requisite design and engineering expertise for the highly technical bra category through a rigorous in-house research and development process. We have patent applications pending for our 360° Back Smoothing Bras as well as the Wire-free Push-Up Brassiere With Hinge For Improved Support And Flexibility, and our Power Mesh Panels for Tummy-Flattening Pants, both exclusive creations for the woman in our size range.

Product Design and Development
We are relentlessly focused on creating youthful, unapologetically sexy products specifically for the woman in our size range. We design, develop and merchandise almost all of our products in-house, under the Torrid®, Torrid Curve®, CURV® and Lovesick® brand names. Our products are exclusive to us, with few exceptions, and provide a consistent quality and fit that we believe she cannot find elsewhere. Our product development is led by a team of highly skilled designers, artists and product engineers. Our core competency is our differentiated, market-leading fit that we achieve through the following strategies:
•Maniacal focus on fit across our entire organization;

•Differentiated technical fit created through building and continuously refining a database of fit specifications derived from testing, measuring and cataloging garments on our fit models;
•Proprietary fabrics specifically engineered to enhance the fit;
•Fit all of our products on fit models and our staff, not mannequins; and
•We often test new fabrics, new silhouettes and new product lines on our staff and community of loyal customers before launch.
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
Customers
Our typical customer is an employed, youthful woman between the ages of approximately 27 and 42 years old with above-average annual household income, and wears sizes 10 to 30 (average of size 18). Approximately half of our customers are under 40 years old and the ethnic composition of our customer base largely parallels that of the U.S. population. She leads a busy life, is short on time and wants a curated presentation of quality apparel, intimates and accessories that are on trend and fit her well.
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
Torrid Rewards and our Torrid Credit Card program provide us with a strong ability to attribute sales and behavioral data to individual customers, which informs our decision-making process.
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

As of February 3, 2024, we operated 655 stores in the U.S., Puerto Rico and Canada. Our stores are located primarily in premium malls, shopping plazas, lifestyle centers and outlet locations, and the quality of our real estate locations is high as substantially all of our stores are located in A and B malls or off-mall locations. Our stores are designed to deliver an immersive fit discovery experience and serve as desirable customer destinations. As a result, they are less dependent on broader traffic trends and perform consistently across all formats. Our average store size is approximately 3,100 square feet.
People and Culture
We have created a company culture focused on attracting, training and developing talent. Our work environment is open and collaborative with a flat organizational structure that facilitates efficient decision making. Approximately 94% of our employees identify as female, and many are also customers who believe in our mission to empower curvy women to love the way they look and feel. Additionally, we embrace the diversity of our employees and believe that diverse and inclusive teams at all levels across the organization strengthen our ability to serve our customers. Nearly 50% of our employees identify as minorities. In 2020, we established our Diversity, Equity, & Inclusion Committee, which seeks to create a more equitable and inclusive workplace through open dialogue, training, recruiting, and retaining diverse talent.
The goal of creating a welcoming and supportive environment spans our full organization from our headquarters and distribution center to our stores. We believe that our in-store brand ambassadors are critical to our success and often represent the face of our organization to our customers. We empower our managers and in-store brand ambassadors to deliver a superior shopping experience. We provide thorough product- and fit-oriented training that aims to strengthen our brand experience in the store. We also provide our in-store brand ambassadors with sales and key performance data that help them optimize their store's performance and foster a culture of accountability. Communications with our store associates is a critical channel for valuable product and customer feedback. We believe we have established effective two-way lines of communication throughout our organization, including using technologies to communicate with stores in real time and routinely synthesize store insights and customer feedback from the field to influence decision making.
As of February 3, 2024, we employed approximately 1,820 full-time and 5,800 part-time employees. Of these employees, approximately 530 are assigned to our headquarters in City of Industry, California and approximately 7,090 are employed in our stores and distribution center. Our number of employees, particularly part-time employees, fluctuates depending upon seasonal needs. Our employees are not represented by a labor union and are not party to a collective bargaining agreement.

Our talent strategy is to attract, engage and retain the best and most qualified talent to create a diverse and inclusive workforce. We offer competitive compensation packages that are based on market-specific data for comparable roles and geographic locations. We believe in rewarding high performance and seek to design plans and programs to support this culture. To further support the advancement of our employees, we invest in a wide range of training and development opportunities at all levels across the organization, including through both online and instructor-led internal programs, as well as third-party programs. We regularly collect feedback from our employees to better understand and improve our learning and development offerings to meet their needs. To ensure we provide a rich and rewarding experience for our employees, we monitor culture and engagement to build on the competencies that are important for our future success. We routinely engage independent third parties to conduct cultural training sessions and engagement events. These include diversity, equity and inclusion training sessions, fun employee engagement events, and virtual and on-demand learning sessions focused on emotional and social health.
Employee safety remains a priority. We develop and administer company-wide policies to ensure the safety of each team member and compliance with Occupational Safety and Health Administration standards and local requirements. In 2020, the COVID-19 pandemic brought unprecedented challenges to our business, our communities, and our teams. As we managed through these challenges, we prioritized the health, safety and overall well-being of our teams and customers.
An important part of our culture is our focus on giving back to the community, which we do primarily through our Torrid Foundation that we established in 2017. The mission of the Torrid Foundation is to support various nonprofit organizations dedicated to helping women and changing lives for our customers and their diverse communities. The funds utilized in these efforts are raised from customer donations, including whole-dollar sale round-ups, and a portion of proceeds from certain product collaborations like our Breast Cancer Awareness Collection. In fiscal year 2023, the Torrid Foundation raised over $2.2 million in support of partner organizations dedicated to educating and empowering women.
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
We have a diversified vendor base. No single supplier accounted for more than 13% of merchandise purchased in fiscal year 2023. Approximately 98% of our product receipts in fiscal year 2023 were sourced internationally, primarily from Asia. We plan to continue diversifying our vendor bases by both vendor and geography. We continue to reduce our exposure to factories located within China. Though we are working towards decreasing our share of product manufactured in China, our manufacturing partners may source their own raw materials from third party suppliers in other countries, including China. We maintain compliance guidelines for our vendors that dictate various standards including product quality, manufacturing practices, labor compliance and legal compliance. Through third parties, we periodically monitor our factories and suppliers to ensure compliance with these guidelines.
Distribution and Fulfillment
Our unified commerce business model is serviced by our distribution facility located in West Jefferson, Ohio. We leased the operations of the fully functional, state-of-the-art distribution center in West Jefferson, Ohio in 2018. This 750,000 square foot facility is highly automated and is capable of handling our existing and future needs. The West Jefferson facility is equipped with omni-channel capabilities that enable both direct-to-customer eCommerce and retail store order fulfillment including buy-online-pickup-in-store ("BOPIS") and ship-to-store. The facility also handles customer and store returns to drive efficient online returns processing, allowing us to execute on our unified commerce strategy. During 2020 we also accelerated our omni-channel offerings such as ship from store and curbside pickup, which when combined with BOPIS continues to drive customer acquisition and retention.
Our supply chain team including the distribution center, transportation, customs compliance and vendor compliance functions manage the transportation, receipt, quality assurance, storage, sorting, packing and distribution of merchandise for our e-Commerce platform and store channels. Stores are replenished at least once per week from this facility by third-party delivery services. This frequency provides our stores with a steady flow of new inventory that helps maintain product freshness and in-stock availability.
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
Seasonality
While the apparel industry is generally seasonal in nature, we have not historically experienced significant seasonal fluctuations in our sales. In fiscal year 2023, no single quarter contributed more than 26% of Torrid net sales. We believe this is partly attributable to our broad merchandise offering that encourages purchasing across seasons. We believe our reduced seasonality is also attributable to the behavior of our customer, who is generally purchasing products for herself, not as gifts.
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
Intellectual Property
Our trademarks are important to our marketing efforts. We own or have the rights to use certain trademarks, service marks and trade names that are registered with the U.S. Patent and Trademark Office or other foreign trademark registration offices or exist under common law in the United States and other jurisdictions. Trademarks that are important in identifying and distinguishing our products and services include, but are not limited to, Torrid®, Torrid Curve®, CURV® and Lovesick®. Our rights to some of these trademarks may be limited to select markets. We also own domain names, including our website, www.torrid.com. Further, we have patents issued, as well as applications pending for our innovative technology featured in our most popular line of bras, the 360° Back Smoothing Bra, as well as the Wire-free Push-Up Brassiere with Hinge for Improved Support and Flexibility, and for our Power Mesh Panels for Tummy-Flattening Pants and Tummy-Covering Garments.
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
The scope of our data privacy obligations worldwide continues to evolve as new, increasingly restrictive legislation and regulations are coming into force all around the world. For example, California enacted the California Consumer Privacy Act of 2018 (the "CCPA") which came into effect on January 1, 2020 and limits how we may collect and use personal information. In addition, on November 3, 2020, California voters approved significant modifications of the CCPA, as the California Privacy Rights Act (the "CPRA"), which further expanded consumers' rights with respect to certain personal information sharing and created a new state agency to oversee implementation and enforcement efforts. Many of the CPRA's amendments became effective on January 1, 2023. Additionally, similar U.S. state comprehensive privacy laws have gone into effect in other U.S. states including Virginia, Colorado, Connecticut and Utah. Oregon, Texas, and Montana have enacted privacy laws that will go into effect in 2024. Also, Delaware, Iowa New Jersey, New Hampshire and Tennessee have enacted privacy laws that will go into effect in 2025, followed by Indiana in 2026. A number of other states have proposed new privacy laws, which could impose similar or more restrictive requirements than these laws. We anticipate that similar laws will continue to be proposed in other states and at the federal level, reflecting a trend toward more stringent data privacy legislation in the U.S. Each of these laws create additional obligations on businesses and could require changes in our business practices or privacy policies or could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities. We cannot yet determine the full impact these laws, or other such future laws, regulations and standards, may have on our current or future business.
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
Summary Risk Factors
The following is a summary of some of the material risks and uncertainties that could adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below:
•the adverse impact of rulemaking changes implemented by the Consumer Financial Protection Bureau on our income streams, profitability and results of operations;
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
Consumer purchases of discretionary items, including our products, generally decline during recessionary periods and other periods where disposable income is adversely affected. Our performance is subject to factors that affect domestic and worldwide economic conditions, particularly those that affect our target demographic. These factors may include unemployment rates, levels of consumer and student debt, the availability of consumer credit, healthcare costs, reductions in net worth, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, inflation, consumer confidence, the value of the United States dollar versus foreign currencies and other macroeconomic factors, such as the economic disruption caused by a global pandemic such as COVID-19. Deterioration in economic conditions or increasing unemployment levels may reduce the level of consumer spending and inhibit consumers’ use of credit, which may adversely affect our net sales and profits. In recessionary periods, we may have to increase the number of promotional sales or otherwise dispose of inventory for which we have previously paid to manufacture, which could adversely affect our profitability in those periods. Weakened economic conditions and a slowdown in the economy could also adversely affect shopping center traffic and new shopping center development, which could materially adversely affect us.
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
Our target market of approximately 27 to 42 year old plus-size women has stylistic preferences that cannot be predicted with certainty and are subject to change. Our success depends in large part upon our ability to effectively identify and respond to changing product trends and consumer demands among this segment, and to translate market trends into appropriate, salable product offerings. Our failure to identify and react appropriately to new and changing product trends or tastes, to accurately forecast demand for certain product offerings or an overall decrease in the demand for plus-size products could lead to, among other things, excess or insufficient amounts of inventory, markdowns and write-offs, which could materially adversely affect our business and our brand image. Because our success depends significantly on our brand image among our target segment, damage to our brand image as a result of our failure to identify and respond to changing product trends could have a material negative impact on our business. Additionally, as a direct-to-consumer brand focusing on young, plus-size women, we may not effectively identify product trends that appeal to our target segment or successfully adapt product trends prevailing in the market more broadly to this target segment. While we believe we have a flexible supply chain, we often enter into agreements for the manufacture and purchase of merchandise well ahead of the season in which that merchandise will be sold. Therefore, we are vulnerable to changes in consumer preferences and demand between the time we design and order our merchandise and the season in which this merchandise will be sold. Inventory levels for certain merchandise styles may exceed planned levels, leading to higher markdowns to sell through excess inventory and, therefore, lower than planned margins. Conversely, if we underestimate consumer demand for our merchandise, or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may negatively impact customer relationships, diminish brand loyalty and result in lost sales.
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
Our success depends in part upon our ability to attract, motivate and retain a sufficient number of employees who understand and appreciate our corporate culture and customers and are able to adequately and effectively represent this culture and establish credibility with our customers. The employee turnover rate in the retail industry is generally high. Excessive employee turnover will result in higher employee costs associated with finding, hiring and training new employees. If we are unable to hire and retain personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture, understanding of our customers and knowledge of the merchandise we offer, our ability to open new stores may be impaired, the performance of our existing and new stores could be materially adversely affected, our brand image may be negatively impacted and our results of operations may be adversely affected. Competition for such qualified individuals could require us to pay higher wages to attract a sufficient number of employees. Changes to our office environments, the adoption of new work models and our requirements and/or expectations about when or how often certain employees work on-site or remotely may not meet the expectations of our employees. As businesses increasingly operate remotely, traditional geographic competition for talent may change in ways that we cannot presently predict. If our employment proposition is not perceived as favorable compared to other companies, it could negatively impact our ability to attract and retain our employees.
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
An electronic security breach in our systems (or in the systems of third parties with which we do business) that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation and lead to financial losses from remedial actions, loss of business or potential liability, including possible punitive damages. In addition, as the regulatory environment relating to retailers and other companies' obligation to protect such sensitive data becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could result in additional costs, and a material failure on our part to comply could subject us to fines or other regulatory sanctions and potentially to lawsuits. Further, we could be required to expend significant capital and other resources to address any data security incident or breach, which may not be covered or fully covered by our insurance, and which may involve payments for investigations, forensic analyses, legal advice, public relations advice, system repair or replacement or other services.
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
The raw materials used to manufacture our products and our transportation and labor costs are subject to availability constraints and price volatility, including as a result of climate change-related governmental actions, which could result in increased costs.
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
•foreign currency fluctuations;

•natural disasters;
•public health issues and epidemic diseases, their effects (including any disruptions they may cause) or the perception of their effects;
•theft;
•terrorist threats such as pirate attacks at sea and other rogue activity;
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
In fiscal year 2023, we sourced approximately 53% of our products from manufacturing partners in China. Additionally, our manufacturing partners outside of China may source their own raw materials from third parties in other countries, including China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees' probation and unilaterally terminating labor contracts. Our results of operations will be materially and adversely affected if the labor costs of our third-party suppliers and manufacturers increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China.
Sourcing our product receipts from China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to source product receipts from China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to source our product receipts from China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. Also, outbreaks of epidemic, pandemic, or contagious diseases, such as the COVID-19 outbreak originating in China, may adversely impact our ability to source products from China, including fabrics, or to source them in a timely manner. Such impacts on our sourcing could result from, among other things, disruptions from the temporary closure of third-party supplier and manufacturer facilities, restrictions on the export or shipment of our products or significant cutback of ocean container delivery from China. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected. See also "—The interruption of the flow of merchandise from international manufacturers could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports" and "—Changes in tax laws or regulations or in our operations may impact our effective tax rate and may adversely affect our business, financial condition and results of operations."

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
If we encounter difficulties associated with our distribution facility or our facility were to shut down for any reason, including as a result of fire or other natural disaster, public health issues or work stoppage, we could face shortages of inventory, resulting in "out of stock" conditions in our stores, incur significantly higher costs and longer lead times associated with distributing our products to both our stores and e-Commerce customers and experience dissatisfaction from our customers. Any of these outcomes could have a material adverse effect on our business and harm our reputation.
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
Rulemaking changes and regulatory initiatives implemented by the Consumer Financial Protection Bureau (the “CFPB”) may result in adverse effects to our income streams, profitability and results of operations.
Our business, results of operations or competitive position may be adversely affected by new regulations affecting certain of our major commercial partners, including our third-party financing company that solely owns the accounts issued under our PLCC program. In March 2024, the CFPB issued a final rule to amend Regulation Z to mandate significant decreases in credit card late fees and eliminate annual inflation adjustments for late fee safe harbor amounts. If the rule becomes effective, it could result in a reduction of late fees and other income streams to our third-party financing company that may alter the profitability of our agreements with them. Such changes could also affect our ability or willingness to provide certain products or services, necessitate changes to our business practices or have an adverse effect on our results of operations.
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
Changes in tax laws or regulations in any of the jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could adversely affect our business, financial condition and operating results. For example, the U.S. government enacted the Inflation Reduction Act of 2022 (the "IR Act"), which includes changes to the U.S. corporate income tax system, including a 15% alternate minimum tax based on the adjusted financial statement income of corporations or their predecessors with a three-year taxable year average annual adjusted financial statement income in excess of $1 billion, and a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. In addition, the current administration has announced a proposal to increase such excise tax to 4%. The IR Act also includes provisions intended to mitigate climate change by, among others, providing tax credit incentives for reductions in greenhouse gas emissions. While we do not believe that the IR Act will have a material impact on our consolidated financial statements, any future corporate tax legislation could have that effect.
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
On June 14, 2021, we entered into the New Term Loan Credit Agreement in an initial aggregate amount of $350.0 million and used borrowings thereunder to, among other things, repay and terminate the Original Term Loan Credit Agreement. Our New Term Loan Credit Agreement has a maturity date of June 14, 2028. As of February 3, 2024, we had $312.0 million of outstanding indebtedness, net of unamortized original issue discount ("OID") and debt financing costs, consisting of loans under the New Term Loan Credit Agreement and borrowings under the Existing ABL, as amended. For a description of our debt service obligations, including mandatory repayments, under the New Term Loan Credit Agreement, see "Note 12—Debt Financing Arrangements." Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant lease obligations. As of February 3, 2024, the estimated annual future occupancy payments for lease terms that include periods covered by options to extend some of our leases was $243.1 million. Our indebtedness and lease obligations could have other important consequences to you and significant effects on our business. For example, it could:

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
As of February 3, 2024, Sycamore Partners Management, L.P. ("Sycamore") controlled the voting power of a majority of our common stock. As a result, we are a "controlled company" within the meaning of the applicable stock exchange corporate governance standards. Under the rules of the NYSE, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain stock exchange corporate governance requirements, including:

•the requirement that a majority of our Board of Directors (the "Board") consists of independent directors;
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of our Company more difficult without the approval of our Board. Among other things, these provisions:

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
•provide that our Board is expressly authorized to make, alter, or repeal our bylaws and that from and after the Trigger Event our stockholders may only amend our bylaws with the approval of 75% or more of all of the outstanding shares of our capital stock entitled to vote; and
•establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
We have never declared nor paid any cash dividends.
The continued operation and expansion of our business will require substantial funding. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board deems relevant. Additionally, our operating subsidiaries are currently restricted from paying cash dividends by the agreements governing their indebtedness, and we expect these restrictions to continue in the future.
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
Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. This choice-of-forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Company's directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.
General Risk Factors
Our operations and financial performance have been affected by, and may continue to be affected by, infectious disease outbreaks.
We could be adversely affected by infectious disease outbreaks which could disrupt, local, regional and global economies and businesses in the countries in which we operate, and adversely affect workforces, customers, consumer sentiment, economies and financial markets, and impact our financial results. For instance, the COVID-19 outbreak, including the spread of COVID-19 variants, caused a disruption in our supply chain and has adversely impacted economic conditions in North America, Europe, China and elsewhere. These and other disruptions, as well as poor economic conditions generally, may lead to a decline in the sales and operating results of our omni-channel business. In addition, the continuation of the global outbreak of COVID-19, or any other future pandemic, may adversely affect the economies and financial markets of many countries and could result in a sustained reduction in the demand for our products. A decline in the sales and operating results of our products could in turn materially and adversely affect our ability to pursue our growth strategy. Each of these results would reduce our future sales and profit margins, which in turn could materially and adversely affect our business and results of operations. To the extent the COVID-19 pandemic, or any other future pandemic, adversely affects our business, financial condition, results of operations, cash flows and prospects, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section, such as those relating to our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

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
As a public company, we are subject to certain reporting requirements. We have incurred, and will continue to incur, significant costs associated with complying with the requirements of the Exchange Act, Sarbanes-Oxley and any rules promulgated thereunder, as well as the rules of the NYSE. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The expenses incurred by public companies generally for reporting and corporate governance purposes have also been increasing. We may need to hire additional accounting, finance and other personnel in connection with our continued efforts to comply with these requirements, and our management and other personnel will continue to devote a substantial amount of time toward maintaining compliance with these requirements. The various laws and regulations applicable to public companies also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We rely extensively on various information systems, operated by us as well as third-party service providers, to manage many aspects of our business. We are susceptible to a number of significant and persistent cybersecurity threats, including those common to most industries as well as those we face as a retailer, operating in an industry characterized by a high volume of customer transactions and collection of sensitive data. These threats, which are constantly evolving, include data breaches, ransomware, and phishing attacks. We, and our vendors and suppliers, regularly face attempts by malicious actors to breach our security and compromise our information technology systems, and a cybersecurity incident impacting us or any vendor or supplier could significantly disrupt our operations and result in damage to our reputation, costly litigation and/or government enforcement action.

Accordingly, we recognize the critical importance of maintaining the safety and security of these information systems and have implemented multiple layers of cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage cybersecurity risk. Our enterprise risk management framework considers cybersecurity risk alongside other company risks as part of our overall risk assessment process. Efforts to assess, identify, and manage cybersecurity risk are led by our dedicated Chief Technology Officer (“CTO”), and supported by an experienced team, other members of management, and the Board. From time to time, we engage consultants, auditors, and other third parties to assist us in these efforts.

We assess our information security program using an industry-leading cybersecurity framework, the Center for Internet Security Critical Security Controls. A risk assessment along with risk-based analysis and judgment are used to select security controls to address risks. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on us and others if a risk materializes, feasibility and cost of controls and impact of controls on operations.

To test our cybersecurity program, we perform periodic vulnerability testing, engage an independent third party to perform periodic internal and external penetration testing, and engage other third parties to conduct periodic assessments of our cybersecurity capabilities. We continuously expand training and awareness practices to mitigate risk from human error, including mandatory computer-based training and internal communications for employees. Our employees undergo cybersecurity awareness training and regular phishing awareness campaigns that are based upon and designed to emulate real-world contemporary threats. We provide prompt feedback (and, if necessary, additional training or remedial action) based on the results of such exercises.

Our processes also address cybersecurity risks associated with our use of third-party service providers used in different capacities to provide or operate some of our cybersecurity controls and technology systems. We proactively evaluate the cybersecurity risk of a third party by utilizing a repository of risk assessments and external monitoring sources, including performing dark web analyses, to better inform us during contracting and vendor selection processes. Security issues are documented and tracked, and periodic monitoring of third parties is conducted in an effort to mitigate risk.

In addition to the processes, technologies, and controls that we have in place that are designed to reduce the likelihood of a material cybersecurity incident (or series of related cybersecurity incidents), we have a written incident response plan outlining how to address cybersecurity events that occur. The plan sets forth the steps for coordination among various corporate functions and governance groups, including the legal and finance functions, the Board, and external breach counsel, and serves as a framework for the execution of responsibilities across businesses and operational roles. Our incident response plan is designed to help us coordinate actions to prepare for, detect, respond to and recover from cybersecurity incidents, and includes processes to triage, assess severity, escalate, contain, investigate, and remediate the incident, as well as to assess the need for disclosure, comply with applicable legal obligations and mitigate the impact to our brand and reputation and on impacted parties.

In addition to our cybersecurity incident response plan, we conduct tabletop exercises to enhance our incident response preparedness. We maintain business continuity and disaster recovery plans for certain critical applications and services to prepare for and respond to the potential for a disruption in the technology we rely on.

Impact of cybersecurity risks on business strategy, results of operations or financial condition

Torrid (or the third parties it relies on) may not be able to fully, continuously, or effectively implement security controls as intended. As described above, we utilize a risk-based approach and judgment to determine whether and how to implement certain security controls and it is possible that we may not implement the necessary controls if we are unable to recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate cybersecurity risks. Cybersecurity events, when detected by security tools or third parties, may not always be identified immediately or addressed in the manner intended by our cybersecurity incident response plan. While we maintain cyber risk insurance, the costs relating to certain kinds of security incidents could be substantial, and our insurance may not be sufficient to cover all losses related to any future incidents involving our data or systems. See “Risks Related to Our Business” in Item 1A, “Risk Factors” in this Annual Report for a discussion of cybersecurity risks that may materially impact us.

Based on the information available as of the date of this Annual Report, no material risks from known cybersecurity incidents have, either individually or in the aggregate, materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. There is no guarantee that any risks from cybersecurity threats will not materially affect us in the future.

Cybersecurity Governance

The Board oversees our overall risk assessment process, where we assess key enterprise risks within the company, and at least quarterly, senior management reviews these risks with the Board. Cybersecurity and other technology risks, which are considered in our enterprise risk management framework, continue to remain a top priority for the Board. Primary oversight responsibility for cybersecurity and other technology risks has been given to the Audit Committee by the Board.

Our cybersecurity risk management and strategy processes are led by our CTO, assisted by our Vice President of Infrastructure and Operations. Together, they have over 20 years of combined professional experience in various roles across multiple industries involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, and managing multiple industry and regulatory compliance environments.

At least quarterly, the Audit Committee, Chief Executive Officer and senior finance and legal management, evaluate, review and discuss with the CTO our cybersecurity, privacy and data security programs, the status of projects to strengthen internal cybersecurity, results from third-party assessments, recent cybersecurity incidents at other companies and the emerging threat landscape. Significant cybersecurity incidents are reviewed and discussed with the Audit Committee and senior finance and legal management as required by our cybersecurity incident response plan.

Item 2. Properties
We are headquartered in City of Industry, California. Our principal executive offices are leased under a lease agreement expiring in 2027, with an option to renew thereafter. We do not own any real property.
As of February 3, 2024, we operated 655 stores in 50 U.S. states, Puerto Rico and Canada. Our stores are located primarily in premium malls, strip centers, lifestyle centers or outlet locations. They perform consistently across all formats because, we believe, our stores serve as a shopping destination for our customers and are therefore less dependent on broader traffic trends. The average size of our stores is approximately 3,100 square feet. All of our stores are leased from third parties and we expect new leases to have initial terms of eight years based on current discussions. A majority of our store leases, including all new leases signed since fiscal year 2013 include performance-based early termination provisions or "kickout" clauses. These clauses provide us the contractual flexibility to exit a store or renegotiate rent in the event a store’s performance deteriorates. Approximately 90% of current leases will have a termination or kickout within 3 years of the end of fiscal year 2022, providing us with significant flexibility. The average remaining lease term was 3.1 years as of February 3, 2024, before the assumed benefit of kickout clauses. Assuming termination of each lease at the earlier of its first available kickout date or full term, the average remaining lease term was 2.1 years as of February 3, 2024. Substantially all of our store leases also include early termination provisions based on co-tenancy requirements for the shopping center. Given the positive performance trajectory of our stores, we have historically exercised these kick-out or co-tenancy termination provisions on a limited basis. As of February 3, 2024, 17% of our total leases were on variable rent structures, providing additional flexibility to our store fleet going forward. A number of our leases have built-in options to extend our tenancy for periods of up to five years.
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

The table below sets forth the number of Torrid stores by U.S. state or territory or Canadian province that we operated as of February 3, 2024.

U.S. State	Number of Stores	U.S. State	Number of Stores	U.S. State	Number of Stores
AK	2	ME	2	SC	5
AL	7	MI	20	SD	2
AR	6	MN	14	TN	13
AZ	15	MO	12	TX	59
CA	63	MS	5	UT	6
CO	12	MT	2	VA	18
CT	8	NC	17	VT	1
DE	3	ND	3	WA	16
FL	38	NE	3	WI	15
GA	19	NH	6	WV	5
HI	3	NJ	16	WY	1
IA	8	NM	5
ID	3	NV	8		Number of Stores
IL	21	NY	21	Canada
IN	16	OH	27	CAN-AB	8
KS	3	OK	6	CAN-BC	3
KY	9	OR	8	CAN-HAL	1
LA	10	PA	24	CAN-MB	2
MA	10	PR	2	CAN-NB	2
MD	13	RI	2	CAN-NL	1
				CAN-NS	1
				CAN-ON	21
				CAN-SK	2
				CAN-WN	1

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

Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol "CURV" and began trading on July 1, 2021. Prior to that date there was no public trading market for our common stock. Our website is www.torrid.com. The number of holders of record of our common stock as of March 28, 2024 was 37.
Stock Performance Graph
This performance graph shall not be deemed "filed" with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Torrid Holdings Inc. under the Securities Act or the Exchange Act.

The graph below presents our cumulative total shareholder returns on our common stock relative to the performance of the S&P 500 Index and the S&P Retail Select Industry Index. The graph assumes $100 was invested at the market close on July 1, 2021, which was the first day our common stock began trading and its relative performance is tracked through February 2, 2024. Data for the S&P 500 Index and the S&P Retail Select Industry Index assume reinvestment of dividends, if any. The graph uses the closing market price on July 1, 2021 of $24.15 per share as the initial value of our common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

(in dollars)	July 1, 2021	February 3, 2024
Torrid Holdings Inc.	$100.00	$20.58
S&P 500	$100.00	$114.78
S&P 500 Retail Select Industry	$100.00	$73.12
Dividends
We have never declared nor paid any cash dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board deems relevant. Additionally, our operating subsidiaries are currently restricted from paying cash dividends by the agreements governing their indebtedness, and we expect these restrictions to continue in the future. We are not obligated to pay dividends on our common stock.

Recent Sales of Unregistered Securities and Use of Proceeds
None.
Share Repurchases
On December 6, 2021, our Board authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. During the three months ended February 3, 2024, we did not repurchase any shares of our common stock. As of February 3, 2024, we had approximately $44.9 million remaining under the repurchase program.

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

	Fiscal Year Ended
	(in thousands, except net sales per active customer, number of stores and percentages)
	February 3, 2024	January 28, 2023	January 29, 2022
Active customers (as of end of period)(A)	3,761	3,902	3,821
Net sales per active customer(A)	$306	$330	$340
Comparable sales(B)	(12)%	(3)%	31%
Number of stores (as of end of period)	655	639	624
Net income (loss)	$11,619	$50,209	$(29,944)
Adjusted EBITDA(C)	$106,219	$152,350	$245,853

(A)Active customers and net sales per active customer calculated on a preceding four quarters basis.
(B)Comparable sales in fiscal year 2023 compares sales in fiscal year 2023 to sales in the 53-week period ended February 4, 2023. In fiscal years 2022 and 2021, comparable sales include results from stores that were temporarily closed due to COVID-19.
(C)Please refer to "Results of Operations" for a reconciliation of net income (loss) to Adjusted EBITDA.
Active Customers. We define an active customer as a distinct, identifiable customer who has completed at least one purchase transaction either in-store or online in the preceding four quarters. We are able to identify the vast majority of our customers primarily through our robust loyalty program, which gives us access to extensive customer and sales data. We have improved our customer tracking capabilities and have maintained the proportion of our net sales attributable to active customers over time. The proportion of net sales, excluding PLCC Funds (as defined in “Note 2–Summary of Significant Accounting Policies”), that we are able to attribute to active customers was 97% for each of fiscal years 2023, 2022 and 2021. We view the number of active customers as a key indicator of our performance, the reach of our e-Commerce and stores platform, the value proposition and consumer awareness of our brand and our customers' desire to purchase our products.
Net Sales per Active Customer. We define net sales per active customer for any given period as the net sales in the preceding four quarters, divided by the total number of active customers at the end of that period. We view net sales per active customer as a key indicator of our customers' purchasing patterns, including their initial and repeat purchase behavior and we continue to closely monitor this metric each year.

Comparable Sales. We define comparable sales for any given period as the sales of our e-Commerce operations and stores that we have included in our comparable sales base during that period. We include a store in our comparable sales base after it has been open for 15 full fiscal months. If a store is closed during a fiscal year, it is only included in the computation of comparable sales for the full fiscal months in which it was open. The computation of fiscal year 2023 comparable sales compares sales in fiscal year 2023 to sales in the 53-week period ended February 4, 2023. In fiscal years 2022 and 2021, comparable sales include results from stores that were temporarily closed due to COVID-19. Partial fiscal months are excluded from the computation of comparable sales. We apply current year foreign currency exchange rates to both current year and prior year comparable sales to remove the impact of foreign currency fluctuation and achieve a consistent basis for comparison. Comparable sales allow us to evaluate how our unified commerce business is performing exclusive of the effects of non-comparable sales and new store openings.
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
Customer Migration from Single to Omni-channel. We have a history of converting customers from single-channel customers to omni-channel customers, defined as active customers who shopped both online and in-store within the last twelve months. Customers that shop across multiple channels purchase from us more frequently and spent approximately 3.5 times more per year than our single-channel customer.
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
Demographic Changes. The growth of our business is impacted, in part, by the size of the plus-size population. Slower or negative growth in this demographic, specific to certain geographic markets, income levels or overall, could adversely affect our results of operations.
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
Investments. We have invested significantly to strengthen our business, including augmenting leadership across our organization and enhancing our infrastructure and technology in order to realize growth. We anticipate that our operating expenses will grow as we continue to increase our spending on advertising and marketing and hire additional personnel primarily in marketing, product design and development, merchandising, technology, operations, customer service and general and administrative functions. We will also continue to selectively expand our store footprint and make investments to improve the customer experience both in-store and online. We believe that such investments will increase the number and loyalty of our customers and, as a result, yield positive financial performance in the long term.
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
Impact of Infectious Disease Outbreaks. Infectious disease outbreaks may cause general business disruption worldwide which could directly or indirectly impact our business, results of operations, cash flows, and financial condition. This could have a negative impact on our business including, but not limited to, closure requirements with respect to some or all of our physical locations, changes in consumer behavior, difficulties attracting and retaining employees and supply chain disruptions.
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

Results of Operations
Fiscal Year 2023 Compared to Fiscal Year 2022
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	February 3, 2024	% of Net Sales	January 28, 2023	% of Net Sales
Net sales(A)	$1,151,945	100.0%	$1,288,144	100.0%
Cost of goods sold	745,967	64.8%	828,605	64.3%
Gross Profit	405,978	35.2%	459,539	35.7%
Selling, general and administrative expenses(A)	293,331	25.5%	297,973	23.1%
Marketing expenses	55,499	4.8%	59,941	4.7%
Income from operations	57,148	5.0%	101,625	7.9%
Interest expense	39,203	3.4%	29,736	2.3%
Interest income, net of other (income) expense	(90)	0.0%	207	0.0%
Income before provision for income taxes	18,035	1.6%	71,682	5.6%
Provision for income taxes	6,416	0.6%	21,473	1.7%
Net income	$11,619	1.0%	$50,209	3.9%

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
The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (dollars in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023
Net income	$11,619	$50,209
Interest expense	39,203	29,736
Interest income, net of other (income) expense	(90)	207
Provision for income taxes	6,416	21,473
Depreciation and amortization(A)	36,484	36,074
Share-based compensation(B)	8,042	9,980
Noncash deductions and charges(C)	816	2,493
Other expenses(D)	3,729	2,178
Adjusted EBITDA	$106,219	$152,350

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)Share-based compensation in fiscal year 2023 includes $1.2 million for awards that will be settled in cash as they are accounted for as share-based compensation in accordance with ASC 718, Compensation—Stock Compensation, similar to awards settled in shares.
(C)Noncash deductions and charges includes losses on property and equipment disposals and the net impact of noncash rent expense.
(D)Other expenses include severance costs for certain key management positions, certain litigation fees, and the reimbursement of certain management expenses, primarily for travel, incurred by Sycamore on our behalf, which are not considered to be part of our core business.
Net Sales
Net sales for fiscal year 2023 decreased by $136.2 million, or 10.6%, to $1,151.9 million, from $1,288.1 million for fiscal year 2022. This decrease was primarily driven by a decrease in sales transactions, partially offset by improved pricing strategies and additional sales of $21.7 million attributable to the 53rd week in fiscal year 2023. Active customers decreased by $0.1 million, or 3.6%, to 3.8 million at the end of fiscal year 2023, from 3.9 million at the end of fiscal year 2022. Net sales per active customer decreased by $24 from $330 in fiscal year 2022 to $306 in fiscal year 2023. Comparable sales decreased 12.0%. The total number of stores we operate increased by 16 stores, or 2.5%, to 655 stores at the end of fiscal year 2023, from 639 stores at the end of fiscal year 2022.

Gross Profit
Gross profit for fiscal year 2023 decreased by $53.6 million, or 11.7%, to $406.0 million, from $459.5 million for fiscal year 2022. This decrease was primarily due to a decrease in sales transactions, increases in store occupancy costs and merchandising payroll costs, and additional costs of $12.9 million attributable to the 53rd week in fiscal year 2023 partially offset by a decrease in e-Commerce shipping costs as a result of fewer packages shipped. Gross profit as a percentage of net sales decreased by 0.5% to 35.2% in fiscal year 2023 from 35.7% in fiscal year 2022. This decrease was primarily driven by increases in store occupancy costs, store depreciation expense and merchandising payroll costs, partially offset by improved pricing strategies and a decrease in e-Commerce shipping costs as a result of fewer packages shipped.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for fiscal year 2023 decreased by $4.6 million, or 1.6%, to $293.3 million, from $298.0 million for fiscal year 2022. The decrease was primarily due to a $5.3 million decrease in store and e-Commerce payroll costs, a $1.9 million decrease in share-based compensation expense, a $1.4 million decrease in losses on property and equipment disposals and a $1.2 million decrease in other store operating costs, partially offset by a $4.3 million increase in headquarters general and administrative expenses. Selling, general and administrative expenses as a percentage of net sales increased by 2.4% to 25.5% in fiscal year 2023 from 23.1% in fiscal year 2022. This increase was primarily driven by increased headquarter general and administrative expenses and deleverage of store and e-Commerce payroll costs and other store operating costs as a result of lower net sales.
Marketing Expenses
Marketing expenses for fiscal year 2023 decreased by $4.4 million, or 7.4%, to $55.5 million, from $59.9 million for fiscal year 2022. This decrease was primarily due to decreased television marketing, regional marketing events and direct mail program spend, partially offset by an increase in digital marketing. Marketing expenses as a percentage of net sales increased by 0.1% to 4.8% in fiscal year 2023 from 4.7% in fiscal year 2022. This increase was due to deleverage of marketing expenses as a result of lower net sales.
Interest Expense
Interest expense was $39.2 million for fiscal year 2023, compared to $29.7 million for fiscal year 2022. The increase was primarily due to an increase in the variable interest rate associated with the 1st Amendment to the New Term Loan Credit Agreement, dated as of May 24, 2023, during fiscal year 2023 compared to fiscal year 2022.
Provision for Income Taxes
The provision for income taxes for fiscal year 2023 decreased by $15.1 million to $6.4 million, from $21.5 million for fiscal year 2022. Our effective tax rate was 35.6% for fiscal year 2023 as compared to 30.0% for fiscal year 2022. The increase in the effective tax rate for fiscal year 2023 as compared to fiscal year 2022 was primarily due to increases in the amount of non-deductible compensation for covered employees and state income taxes relative to income before provision for income taxes for fiscal year 2023.

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
Net Sales
Net sales for fiscal year 2022 decreased by $9.2 million, or 0.7%, to $1,288.1 million, from $1,297.3 million for fiscal year 2021. This decrease was primarily driven by a decrease in average sales transaction value relative to fiscal year 2021, as a result of increased promotional activity, partially offset by a $15.5 million increase in PLCC Funds (as defined in “Note 2–Summary of Significant Accounting Policies”). Active customers increased by 0.1 million, or 2.1%, to 3.9 million at the end of fiscal year 2022, from 3.8 million at the end of fiscal year 2021. Net sales per active customer decreased by $10 to $330 in fiscal year 2022, from $340 in fiscal year 2021. Comparable sales decreased 3.0%. The total number of stores we operate increased by 15 stores, or 2.4%, to 639 stores at the end of fiscal year 2022, from 624 stores at the end of fiscal year 2021. Our new store openings during fiscal year 2022 include an eight-location test concept of our intimates line.

Gross Profit
Gross profit for fiscal year 2022 decreased by $77.9 million, or 14.5%, to $459.5 million, from $537.4 million for fiscal year 2021. This decrease was primarily due to increases in discounts and promotions related to inventory clearance activity, and product and transportation costs, primarily as a result of inflation. Gross profit as a percentage of net sales decreased by 5.7% to 35.7% in fiscal year 2022 from 41.4% in fiscal year 2021. This decrease was primarily driven by increases in discounts and promotions related to inventory clearance activity, product costs and e-Commerce shipping costs. The increases in product and e-Commerce shipping costs were primarily as a result of inflation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for fiscal year 2022 decreased by $141.4 million, or 32.2%, to $298.0 million, from $439.4 million for fiscal year 2021. The decrease was primarily due to a $149.8 million decrease in share-based compensation expense and a $19.4 million decrease in performance bonuses, partially offset by increases in store and e-Commerce payroll costs of $16.6 million, primarily due to inflationary pressures, headquarters general and administrative expenses of $6.8 million and other store operating costs of $3.4 million. The decrease in share-based compensation expense during fiscal year 2022 was due to an increase in the Torrid Holding LLC equity value during fiscal year 2021. Selling, general and administrative expenses as a percentage of net sales decreased by 10.7% to 23.1% in fiscal year 2022 from 33.8% in fiscal year 2021. This decrease was driven by decreased share-based compensation expense and performance bonuses, partially offset by increases in store and e-Commerce payroll costs, primarily due to inflationary pressures, and other store operating costs.
Marketing Expenses
Marketing expenses for fiscal year 2022 increased by $7.3 million, or 13.8%, to $59.9 million, from $52.7 million for fiscal year 2021. This increase was primarily due to increased television and digital marketing, partially offset by decreased direct mail program spend. Marketing expenses as a percentage of net sales increased by 0.6% to 4.7% in fiscal year 2022 from 4.1% in fiscal year 2021. This increase was primarily driven by increased television and digital marketing.
Interest Expense
Interest expense was $29.7 million for fiscal year 2022, compared to $29.5 million for fiscal year 2021. The increase was primarily due an increase in the variable interest rate associated with the 1st Amendment to the New Term Loan Credit Agreement, dated as of May 24, 2023, and an increase in borrowings on the Existing ABL Facility, as amended, during fiscal year 2022 compared to fiscal year 2021, partially offset by the absence of the write-off of $5.2 million of unamortized deferred financing costs and OID when we repaid the amended term loan credit agreement ("Amended Term Loan Credit Agreement"), and the absence of the $2.1 million prepayment penalty.
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
July 2023 Reduction in Workforce
In July 2023, we implemented a strategic reduction of approximately 5% of our workforce employed in our headquarters in City of Industry, California. Costs to implement the workforce reduction comprised primarily of severance payments and continuing health care coverage over the severance period. During fiscal year 2023, we recognized $1.5 million of expense related to the workforce reduction in selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss). None of our employees are represented by a labor union or are party to a collective bargaining agreement.
Cash Flow Analysis
A summary of operating, investing and financing activities are shown in the following table (dollars in thousands):

	Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net cash provided by operating activities	$42,771	$53,311	$121,220
Net cash used in investing activities	(26,002)	(23,369)	(17,552)
Net cash used in financing activities	(18,517)	(45,117)	(197,809)
Net Cash Provided By Operating Activities
Operating activities consist primarily of net income (loss) adjusted for noncash items, including depreciation and amortization and share-based compensation, the effect of working capital changes and taxes paid.
Net cash provided by operating activities during fiscal year 2023 was $42.8 million compared to $53.3 million during fiscal year 2022. The decrease in cash provided by operating activities during fiscal year 2023 was primarily as a result of a decrease in net income of $38.6 million mainly due to a decrease in sales transactions during the current year. Other reasons for the decrease in net cash provided by operating activities were as a result of decreases in accounts payable due to lower inventory purchases compared to prior year, and other noncurrent liabilities, and increases in deferred tax assets, prepaid income taxes, and deposits and other noncurrent assets, partially offset by a decrease in inventory purchases and a lower decrease in accrued and other current liabilities.
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
Net cash used in investing activities were $26.0 million and $23.4 million in fiscal years 2023 and 2022, respectively. The increase in cash used in investing activities was primarily as a result of an increase in capital expenditures related to the opening of new stores, partially offset by a decrease in investments in our West Jefferson, Ohio distribution center during fiscal year 2023, compared to fiscal year 2022.
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
Net cash used in financing activities were $18.5 million and $45.1 million for fiscal years 2023 and 2022, respectively. The decrease in net cash used in financing activities is primarily as a result of a $31.7 million decrease in share repurchases and a $4.4 million decrease in principal payments on the New Term Loan Credit Agreement due to the timing of payments relative to the end of our fiscal quarter, partially offset by a $9.5 million decrease in net borrowing from the Existing ABL Facility, as amended.
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
Debt Financing Arrangements
For the stated periods, our debt financing arrangements consisted of the following (in thousands):

	February 3, 2024	January 28, 2023
Existing ABL Facility, as amended	$7,270	$8,380
Term loan
New Term Loan Credit Agreement	310,625	328,125
Less: current portion of unamortized original issue discount and debt financing costs	(1,356)	(1,356)
Less: noncurrent portion of unamortized original issue discount and debt financing costs	(4,572)	(5,928)
Total term loan outstanding, net of unamortized original issue discount and debt financing costs	304,697	320,841
Less: current portion of term loan, net of unamortized original issue discount and debt financing costs	(16,144)	(16,144)
Total term loan, net of current portion and unamortized original issue discount and debt financing costs	$288,553	$304,697
New Term Loan Credit Agreement
On June 14, 2021, we entered into a term loan credit agreement (the "New Term Loan Credit Agreement") among Bank of America, N.A., as agent, and the lenders party thereto. On May 24, 2023, we entered into an amendment to the New Term Loan Credit Agreement (the "1st Amendment to the New Term Loan Credit Agreement"). The 1st Amendment to the New Term Loan Credit Agreement replaced the London Interbank Offered Rate ("LIBOR") interest rate benchmark with the Secured Overnight Financing Rate ("SOFR") benchmark. All other material terms of the New Term Loan Credit Agreement remained substantially the same after giving effect to the 1st Amendment to the New Term Loan Credit Agreement. In March 2020 and January 2021, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Updates ("ASU") 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04") and 2021-01, Reference Rate Reform (Topic 848): Scope ("ASU 2021-01"), respectively. ASU 2020-04 and ASU 2021-01 include practical expedients which provide entities the option to account for qualifying amendments as if the modification was not substantial in accordance with Accounting Standards Codification ("ASC") 470, Debt. We elected this option, accordingly, the 1st Amendment to the New Term Loan Credit Agreement did not have a material impact on our consolidated financial statements.

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

Loans made pursuant to the New Term Loan Credit Agreement bear interest at an annual rate equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate quoted by The Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) a SOFR rate for an interest period of one month, plus 1.00% (in each case, subject to a floor of 1.75%); or (b) at a SOFR rate for the interest period relevant to such borrowing (subject to a floor of 0.75%), in each case plus an applicable margin of 5.50% for SOFR borrowings and 4.50% for base rate borrowings.

If we elect the SOFR rate, interest is due and payable on the last day of each interest period, unless an interest period exceeds three months, then the respective dates that fall every three months after the beginning of the interest period shall also be interest payment dates. If we elect the Base rate, interest is due and payable the last day of each calendar quarter. The elected interest rate at the end of fiscal year 2023 was approximately 11%.

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

Under the New Term Loan Credit Agreement, we are also required to make variable mandatory prepayments of the Principal, under certain conditions as described below, approximately 102 days after the end of each fiscal year (each, a "Prepayment"). Prepayments, if applicable, commence at the end of fiscal year 2022 and represent between 0% and 50% (depending on our first lien net leverage ratio) of Excess Cash Flow (as defined in the New Term Loan Credit Agreement) in excess of $10.0 million, minus prepayments of Principal, the Existing ABL Facility, as amended (to the extent accompanied by a permanent reduction in the commitments thereunder) and certain other specified indebtedness and amounts in connection with certain other enumerated items. As of February 3, 2024, we did not meet the Excess Cash Flow threshold to require a Prepayment.

In addition to mandatory Repayment and Prepayment obligations, we may at our option, prepay a portion of the outstanding Principal ("Optional Prepayment"). If we made Optional Prepayments before June 14, 2023, we would have been subject to penalties ranging from 1.00% to 2.00% of the aggregate principal amount.

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

At the end of fiscal year 2023, we were compliant with our financial covenants under the New Term Loan Credit Agreement.

At the end of fiscal year 2023, the fair value of the New Term Loan Credit Agreement was approximately $259.4 million. The fair value of the New Term Loan Credit Agreement is determined using current applicable rates for similar instruments as of the balance sheet date, a Level 2 measurement (as defined in "Note 20—Fair Value Measurements").

At the end of fiscal year 2023, total borrowings, net of OID and financing costs, of $304.7 million remain outstanding under the New Term Loan Credit Agreement. During fiscal year 2023, we recognized $36.1 million of interest expense and $1.4 million OID and financing costs related to the New Term Loan Credit Agreement. The OID and financing costs are amortized over the New Term Loan Credit Agreement’s seven-year term and are reflected as a direct deduction of the face amount of the term loan in our consolidated balance sheets. We recognize interest payments, together with amortization of the OID and financing costs, in interest expense in our consolidated statements of operations and comprehensive income (loss).
Senior Secured Asset-Based Revolving Credit Facility
In May 2015, we entered into a credit agreement for a senior secured asset-based revolving credit facility (the "Original ABL Facility") of $50.0 million (subject to a borrowing base), with Bank of America, N.A. On October 23, 2017, we entered into an amended and restated credit agreement (the "Existing ABL Facility"), which amended our Original ABL Facility. The Existing ABL Facility increased the aggregate commitments available under the Original ABL Facility from $50.0 million to $100.0 million (subject to a borrowing base); and increased our right to request additional commitments from up to $30.0 million to up to $30.0 million plus the aggregate principal amount of any permanent principal reductions we may take (subject to customary conditions precedent). On June 14, 2019, in conjunction with the Term Loan Credit Agreement, we entered into an amendment to the Existing ABL Facility (the "1st Amendment"). The 1st Amendment decreased the aggregate commitments available under the Existing ABL Facility from $100.0 million to $70.0 million (subject to a borrowing base), permitted indebtedness incurred pursuant to the Term Loan Credit Agreement and made certain other modifications. On September 4, 2019, we entered into another amendment to the Existing ABL Facility (the "2nd Amendment"). The 2nd Amendment permitted parent company financial statements to be used to satisfy reporting requirements and made certain other modifications. On June 14, 2021, in conjunction with the New Term Loan Credit Agreement, we entered into a third amendment to the Existing ABL Facility (the "3rd Amendment"), which amended our Existing ABL Facility, as amended. The 3rd Amendment increased the aggregate commitments available under the Existing ABL facility, as amended, from $70.0 million to $150.0 million (subject to a borrowing base) and extended the date upon which the principal amount outstanding of the loans would be due and payable in full from October 23, 2022 to June 14, 2026. On April 21, 2023, we entered into a fourth amendment to the Existing ABL Facility (the "4th Amendment"). The 4th Amendment replaced the LIBOR interest rate benchmark with the SOFR benchmark. All other material terms of the Existing ABL Facility, as amended, remained substantially the same after giving effect to the 4th Amendment. We elected to apply the practical expedients included in ASU 2020-04 and 2021-01, accordingly, the 4th Amendment did not have a material impact on our consolidated financial statements.
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
Borrowings under the Existing ABL Facility, as amended, bear interest at an annual rate equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a SOFR rate for an interest period of one month adjusted for certain costs, plus 1.00%, in each case, plus an applicable margin that ranges from 0.25% to 0.75% based on average daily availability; or (b) at a SOFR rate for the interest period relevant to such borrowing adjusted for certain costs ("Adjusted SOFR"), in each case plus an applicable margin that ranges from 1.25% to 1.75%, based on average daily availability. At the end of fiscal year 2023, the applicable interest rate for borrowings under the Existing ABL Facility, as amended, was approximately 9% per annum.
If we elect the SOFR rate, interest is due and payable on the last day of each interest period, unless an interest period exceeds three months, then the respective dates that fall every three months after the beginning of the interest period shall also be interest payment dates. If we elect the base rate (including a Swing Line Loan), interest is due and payable on the first business day of each month and on the maturity date.

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
We may voluntarily reduce the unused portion of the commitment amount and repay outstanding loans at any time. Prepayment of the loans may be made without premium or penalty other than customary “breakage” costs with respect to SOFR loans.
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
The Existing ABL Facility, as amended, requires us to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 if we fail to maintain Specified Availability (as defined by the Existing ABL Facility, as amended) of at least the greater of 10% of the Loan Cap, as defined by the Existing ABL Facility, as amended, and $7.0 million. The Existing ABL Facility, as amended, contains a number of other covenants that, among other things and subject to certain exceptions, will restrict our ability and the ability of our subsidiaries to: incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or our other indebtedness; make investments, loans and acquisitions; engage in transactions with our affiliates; sell assets, including capital stock of our subsidiaries; alter the business we conduct; consolidate or merge; and incur liens. At the end of fiscal year 2023, we were compliant with our debt covenants under the Existing ABL Facility, as amended.
The Existing ABL Facility, as amended, specifically restricts dividends and distributions, aside from amounts to cover ordinary operating expenses and taxes, between our subsidiaries and to us. However, dividends and distributions are permitted at any time that either (1) availability under the Existing ABL Facility, as amended, is equal to or greater than 15% of the maximum borrowing amount on a pro forma basis and we are pro forma compliant with a 1.00 to 1.00 fixed charge coverage ratio or (2) availability under the Existing ABL Facility, as amended, is equal to or greater than 20% of the maximum borrowing amount on a pro forma basis. At the end of fiscal year 2023, the maximum restricted payment utilizing the Existing ABL Facility, as amended, that our subsidiaries could make from its net assets was $103.2 million.
We consider the carrying amounts of the Existing ABL Facility, as amended, to approximate fair value because it is carried at a market observable interest rate that resets periodically and is categorized as Level 2 in the fair value hierarchy.
Availability under the Existing ABL Facility, as amended, at the end of fiscal year 2023 was $102.7 million, which reflects borrowings of $7.3 million. Availability under the Existing ABL Facility, as amended, at the end of fiscal year 2022 was $134.2 million, which reflects borrowings of $8.4 million. Standby letters of credit issued and outstanding were $11.4 million and $7.4 million at the end of fiscal years 2023 and 2022, respectively. During the third quarter of fiscal year 2017, we incurred $0.5 million of financing costs for the Existing ABL Facility, which were reduced in fiscal year 2019 by $0.1 million written off to account for the impact of our entry into the 1st Amendment. During the second quarter of fiscal year 2021, we incurred an additional $0.7 million of financing costs in connection with our entry into the 3rd Amendment. These financing costs, together with the unamortized financing costs of $0.1 million associated with the Original ABL Facility, are amortized over the five-year term of the Existing ABL Facility, as amended, and are reflected in prepaid expenses and other current assets and deposits and other noncurrent assets in our consolidated balance sheets. During fiscal years 2023, 2022 and 2021, we amortized financing costs of $0.2 million, $0.2 million and $0.1 million, respectively. During fiscal years 2023, 2022 and 2021, interest payments were $1.6 million, $1.8 million and $0.6 million, respectively. We recognize amortization of financing costs and interest payments for the revolving credit facilities in interest expense in our consolidated statements of operations and comprehensive income (loss).
Share Repurchases
On December 6, 2021, our Board authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. We did not make any share repurchases during the quarter ended February 3, 2024. As of February 3, 2024, we had approximately $44.9 million remaining under the repurchase program.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations, purchase obligations and non-cancelable operating leases. As of February 3, 2024, our contractual cash obligations over the next several periods are set forth below (dollars in thousands).

	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	Thereafter
Contractual Obligations:
New Term Loan Credit Agreement Obligations(1)	$310,625	$17,500	$35,000	$258,125	$—
Interest Expense on the New Term Loan Credit Agreement Obligations(1)(2)	134,822	34,163	62,427	38,232	—
Purchase Obligations	182,033	182,033	—	—	—
Letters of Credit and Other Obligations(3)	49,383	36,897	11,240	1,246	—
Operating Lease Obligations(4)	243,093	55,250	90,065	50,314	47,464
Total	$919,956	$325,843	$198,732	$347,917	$47,464

(1)Amounts assume that the New Term Loan Credit Agreement is paid upon maturity and does not consider any variable mandatory principal prepayments or optional principal prepayments which we may make in the future.
(2)Assumes an interest rate of approximately 11% per annum, consistent with the interest rate at February 3, 2024.
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
We have not included any income tax audit settlement payments due in less than one year in the contractual obligations table above as we do not have any open income tax audits as of February 3, 2024 or any material gross unrecognized tax benefits for which the statutes of limitations are expected to expire in fiscal year 2024. In addition, due to the uncertainty regarding the timing of future cash outflows associated with noncurrent unrecognized tax benefits of $2.1 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amounts in the contractual obligations table above.
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
We monitor inventory levels, sales trends and sales forecasts to estimate and record reserves for excess, slow-moving and obsolete inventory. Accordingly, estimates of future sales prices requires management judgment based on historical experience, assessment of current conditions and assumptions about future transactions. In addition, we conduct physical inventory counts to determine and record actual shrinkage. Estimates for shrinkage are recorded between physical store counts, based on actual shrinkage experience. Actual shrinkage can vary from these estimates. We believe our assumptions are reasonable, and we monitor actual results to adjust estimates and inventory balances on an ongoing basis.
Leases
We consider an agreement to be or contain a lease if it conveys us with the right to control the use of an identified asset for a period of time in exchange for consideration. Based on these criteria, we have operating lease agreements for our retail stores, distribution center and headquarter office space; and vehicles and equipment; under primarily non-cancelable leases with terms ranging from approximately one to seventeen years.
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
We choose not to separate non-lease components (such as common area maintenance charges and heating, ventilation and air conditioning charges), from lease components (such as fixed minimum rent payments), and instead account for each separate lease component and the non-lease components associated with that lease component as a single lease component. We do not apply ASU 2016-02, Leases, and all related guidance ("ASC 842") requirements to leases that have lease terms of 12 months or less upon commencement, and instead recognize short-term lease payments, if applicable, in the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease term.
In response to the COVID-19 pandemic, the Financial Accounting Standards Board issued interpretive guidance in April 2020, which provides entities the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease terms. We elected this option; accordingly, we did not remeasure the lease liabilities or record a change to the ROU assets for any concessions we received for our retail store leases. Rather, deferred lease payments were recorded to operating lease liabilities until paid and lease concessions were recorded in the period they were negotiated or when the lower lease expense was paid. As of the end of fiscal year 2021, we had received substantially all of the lease concessions negotiated in response to the COVID-19 pandemic.
Share-Based Compensation
On June 22, 2021, in connection with our IPO, our Board adopted the Torrid Holdings Inc. 2021 Long-Term Incentive Plan (the "2021 LTIP"), for employees, consultants and directors. The 2021 LTIP provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units ("RSUs") including performance-based restricted stock units ("PSUs"), stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards intended to align the interests of service providers, with those of our shareholders, all of which are accounted for in accordance with ASC 718, Compensation-Stock Compensation. The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes share-based compensation cost as expense over the vesting period. As share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for actual forfeitures as they occur.
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
We recognized the impact of share-based compensation associated with incentive units issued by Torrid Holding LLC in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The share-based compensation expense and related capital contribution are reflected in our consolidated financial statements as these awards were deemed to be for our benefit. The intent of the incentive units was to provide profit-sharing opportunities to management rather than equity ownership in our then parent, Torrid Holding LLC. The incentive units did not have any voting or distribution rights and contained a repurchase feature, whereby upon termination, Torrid Holding LLC had the right to purchase from former employees any or all of the vested incentive units at fair value. In addition, although the fair value of the incentive units was determined through an option pricing methodology that utilized the possible equity values of Torrid Holding LLC, the settlement amounts and method of settlement of the incentive units were at the discretion of our Board. Based on these aforementioned features and characteristics, we determined that the incentive units were in-substance liabilities accounted for as liability instruments in accordance with ASC 710, Compensation. The incentive units were remeasured based on the fair value of the awards at the end of each reporting period. We recorded the expense associated with changes in the fair value of these incentive units as a capital contribution from our former parent, Torrid Holding LLC, as our former parent was the legal obligor for the incentive units.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our Existing ABL Facility, as amended, and New Term Loan Credit Agreement,as amended, which bear interest at a variable rate equal to SOFR plus an applicable margin. On June 14, 2021, we entered into the New Term Loan Credit Agreement and used borrowings thereunder to, among other things, repay and terminate the Amended Term Loan Credit Agreement. Prior to June 14, 2021, we were subject to interest rate risk in connection with borrowings under the Amended Term Loan Credit Agreement, which bore interest at a variable rate equal to LIBOR plus an applicable margin. As of February 3, 2024, we had $304.7 million of outstanding variable rate loans under the New Term Loan Credit Agreement and $7.3 million of borrowings under the Existing ABL Facility, as amended. An increase or decrease of 1% in the variable rates on the amount outstanding under the New Term Loan Credit Agreement will increase or decrease our annual interest expense by approximately $3.1 million.
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

Item 8. Financial Statements and Supplementary Data
Torrid Holdings Inc.
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	53
Consolidated Balance Sheets as of February 3, 2024 and January 28, 2023	55
Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022	56
Consolidated Statements of Stockholders' Deficit for the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022	57
Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022	58
Notes to Consolidated Financial Statements	59

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Torrid Holdings Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Torrid Holdings Inc. and its subsidiaries (the “Company”) as of February 3, 2024 and January 28, 2023, and the related consolidated statements of operations and comprehensive income (loss), of stockholders' deficit and of cash flows for each of the three years in the period ended February 3, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Inventory

As described in Note 2 to the consolidated financial statements, inventory is valued at the lower of moving average cost or net realizable value. As of February 3, 2024, the Company’s inventory balance was $142 million. Management makes certain assumptions regarding net realizable value in order to assess whether the Company’s inventory is recorded properly at the lower of cost or net realizable value. These assumptions are based on historical average selling price experience, current selling price information and estimated future selling price information. As disclosed by management, management monitors inventory levels, sales trends and sales forecasts to estimate and record reserves for excess, slow-moving and obsolete inventory. Physical inventory counts are conducted at least once during the year to determine actual inventory on hand and shrinkage.
The principal considerations for our determination that performing procedures relating to inventory is a critical audit matter are the significant audit effort in performing procedures and evaluating audit evidence related to inventory existence and accuracy.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the existence of inventory, including controls over the adjustment of the perpetual inventory listings based on the results of physical inventory counts. These procedures also included, among others (i) testing the existence of inventory by conducting physical inventory observations by performing sample test counts of inventory quantities at a sample of locations and assessing rollforward activity between the time of the inventory observations and February 3, 2024; (ii) testing the accuracy of the cost of inventory for a sample of inventory items by obtaining third-party invoices and other supporting documents and recalculating the moving average cost; and (iii) testing the accuracy of inventory reserves which included testing the reconciliation of the reserve calculations to the general ledger, testing the accuracy of the data inputs and reserve calculation for a sample of inventory items, and testing the completeness of the inventory items included in the reserve calculations.

/s/PricewaterhouseCoopers LLP
Los Angeles, California
April 2, 2024
We have served as the Company’s auditor since 2015.

TORRID HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	February 3, 2024	January 28, 2023
Assets
Current assets:
Cash and cash equivalents	$11,735	$13,569
Restricted cash	399	366
Inventory	142,199	180,055
Prepaid expenses and other current assets	22,229	20,050
Prepaid income taxes	2,561	2,081
Total current assets	179,123	216,121
Property and equipment, net	103,516	113,613
Operating lease right-of-use assets	162,444	177,179
Deposits and other noncurrent assets	14,783	8,650
Deferred tax assets	8,681	3,301
Intangible asset	8,400	8,400
Total assets	$476,947	$527,264
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$46,183	$76,207
Accrued and other current liabilities	107,750	108,847
Operating lease liabilities	42,760	45,008
Borrowings under credit facility	7,270	8,380
Current portion of term loan	16,144	16,144
Due to related parties	9,329	12,741
Income taxes payable	2,671	—
Total current liabilities	232,107	267,327
Noncurrent operating lease liabilities	155,825	172,103
Term loan	288,553	304,697
Deferred compensation	5,474	4,246
Other noncurrent liabilities	6,705	9,115
Total liabilities	688,664	757,488
Commitments and contingencies (Note 16)
Stockholders' deficit:
Common shares: $0.01 par value; 1,000,000,000 shares authorized; 104,204,554 shares issued and outstanding at February 3, 2024; 103,774,813 shares issued and outstanding at January 28, 2023	1,043	1,038
Additional paid-in capital	135,140	128,205
Accumulated deficit	(347,587)	(359,206)
Accumulated other comprehensive loss	(313)	(261)
Total stockholders' deficit	(211,717)	(230,224)
Total liabilities and stockholders' deficit	$476,947	$527,264
The accompanying notes are an integral part of these consolidated financial statements.

TORRID HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net sales	$1,151,945	$1,288,144	$1,297,271
Cost of goods sold	745,967	828,605	759,826
Gross profit	405,978	459,539	537,445
Selling, general and administrative expenses	293,331	297,973	439,409
Marketing expenses	55,499	59,941	52,654
Income from operations	57,148	101,625	45,382
Interest expense	39,203	29,736	29,497
Interest income, net of other (income) expense	(90)	207	56
Income before provision for income taxes	18,035	71,682	15,829
Provision for income taxes	6,416	21,473	45,773
Net income (loss)	$11,619	$50,209	$(29,944)
Comprehensive income (loss):
Net income (loss)	$11,619	$50,209	$(29,944)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(52)	(337)	84
Total other comprehensive (loss) income	(52)	(337)	84
Comprehensive income (loss)	$11,567	$49,872	$(29,860)
Net earnings (loss) per share:
Basic	$0.11	$0.48	$(0.27)
Diluted	$0.11	$0.48	$(0.27)
Weighted average number of shares:
Basic	103,990	104,342	109,886
Diluted	104,400	104,489	109,886
The accompanying notes are an integral part of these consolidated financial statements.

TORRID HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Deficit
	Shares	Amount
Balance at January 30, 2021	110,000	$1,100	$10,326	$(74,591)	$(8)	(63,173)
Net loss	—	—	—	(29,944)	—	(29,944)
Capital distribution to Torrid Holding LLC	—	—	(50,105)	(249,895)	—	(300,000)
Capital contribution from Torrid Holding LLC for incentive units	—	—	151,166	—	—	151,166
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	127	1	(2,074)	—	—	(2,073)
Issuance of common stock related to employee stock purchase plan	46	—	385	—	—	385
Share-based compensation	—	—	8,588	—	—	8,588
Repurchases and retirement of common stock	(2,315)	(23)	—	(23,329)	—	(23,352)
Other comprehensive income	—	—	—	—	84	84
Balance at January 29, 2022	107,858	1,078	118,286	(377,759)	76	(258,319)
Net income	—	—	—	50,209	—	50,209
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	184	2	(670)	—	—	(668)
Issuance of common stock related to employee stock purchase plan	198	2	609	—	—	611
Share-based compensation	—	—	9,980	—	—	9,980
Repurchases and retirement of common stock	(4,465)	(44)	—	(31,656)	—	(31,700)
Other comprehensive loss	—	—	—	—	(337)	(337)
Balance at January 28, 2023	103,775	1,038	128,205	(359,206)	(261)	(230,224)
Net income	—	—	—	11,619	—	11,619
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	253	3	(309)	—	—	(306)
Issuance of common stock related to employee stock purchase plan	177	2	411	—	—	413
Share-based compensation	—	—	6,833	—	—	6,833
Other comprehensive loss	—	—	—	—	(52)	(52)
Balance at February 3, 2024	104,205	$1,043	$135,140	$(347,587)	$(313)	$(211,717)
The accompanying notes are an integral part of these consolidated financial statements.

TORRID HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	February 3, 2024		January 28, 2023	January 29, 2022
OPERATING ACTIVITIES
Net income (loss)	$11,619		$50,209	$(29,944)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write down of inventory	4,577		2,297	696
Operating right-of-use assets amortization	41,366		41,839	41,648
Depreciation and other amortization	38,002		37,592	36,748
Write off of unamortized original issue discount and deferred financing costs for Amended Term Loan Credit Agreement	—		—	5,231
Share-based compensation	8,042		9,980	159,754
Deferred taxes	(5,670)		1,863	1,266
Other	(2,436)		(1,209)	(457)
Changes in operating assets and liabilities:
Inventory	33,182		(12,028)	(65,709)
Prepaid expenses and other current assets	(2,179)		(5,364)	(1,949)
Prepaid income taxes	(480)		4,264	(5,928)
Deposits and other noncurrent assets	(6,296)		(1,712)	(3,058)
Accounts payable	(30,293)		(1,241)	5,639
Accrued and other current liabilities	(1,721)		(29,659)	28,090
Operating lease liabilities	(43,532)		(42,912)	(49,597)
Other noncurrent liabilities	(1,897)		3,900	1,222
Deferred compensation	1,228		(2,627)	342
Due to related parties	(3,412)		(1,881)	6,562
Income taxes payable	2,671		—	(9,336)
Net cash provided by operating activities	42,771		53,311	121,220
INVESTING ACTIVITIES
Purchases of property and equipment	(26,002)		(23,369)	(17,552)
Net cash used in investing activities	(26,002)		(23,369)	(17,552)
FINANCING ACTIVITIES
Capital distribution to Torrid Holding LLC	—		—	(300,000)
Proceeds from revolving credit facility	592,775		832,635	5,700
Payments on revolving credit facility	(593,885)		(824,255)	(5,700)
Deferred financing costs for revolving credit facility	—		—	(688)
Principal payments on the New Term Loan Credit Agreement and repayment of Amended Term Loan Credit Agreement and related costs	(17,500)		(21,875)	(212,775)
Proceeds from the New Term Loan Credit Agreement, net of original issue discount and deferred financing costs	—		—	340,509
Proceeds from issuances under share-based compensation plans	399		746	569
Withholding tax payments related to vesting of restricted stock units and awards	(306)		(668)	(2,072)
Repurchases and retirement of common stock	—	—	(31,700)	(23,352)
Net cash used in financing activities	(18,517)		(45,117)	(197,809)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(53)		(177)	213
(Decrease) increase in cash, cash equivalents and restricted cash	(1,801)		(15,352)	(93,928)
Cash, cash equivalents and restricted cash at beginning of period	13,935		29,287	123,215
Cash, cash equivalents and restricted cash at end of period	$12,134		$13,935	$29,287
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest related to the revolving credit facility and term loan	$34,195		$29,564	$24,120
Cash paid during the period for income taxes	$11,154		$15,601	$58,134
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued liabilities	$4,524		$3,959	$3,338

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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 and each fiscal year is generally comprised of four 13-week quarters (although in years with 53 weeks, the fourth quarter is comprised of 14 weeks). Fiscal year 2023 is a 53-week year and fiscal years 2022 and 2021 are 52-week years. Fiscal years are identified according to the calendar year in which they begin. For example, references to "fiscal year 2023" or similar references refer to the fiscal year ended February 3, 2024.

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
Segment Reporting
We have determined that we have one reportable segment, which includes the operation of our e-Commerce platform and stores. The single segment was identified based on how the Chief Operating Decision Maker, who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources. Net sales and long-lived assets related to our operations in Canada and Puerto Rico during fiscal years 2023, 2022 and 2021 and as of the end of the same periods were not material, and therefore, are not reported separately from domestic net sales and long-lived assets.
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
Concentration Risks
We consider all highly liquid investments with maturities of less than three months when purchased to be cash equivalents. All credit and debit card receivable balances are also classified as cash and cash equivalents. As of the end of fiscal years 2023 and 2022, the amounts due from third party financial institutions for these transactions classified as cash and cash equivalents totaled $8.9 million and $8.0 million, respectively. Cash and cash equivalents used primarily for working capital purposes are maintained with various major third party financial institutions in amounts which are in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limits. We are potentially exposed to a concentration of credit risk when cash and cash equivalent deposits in these financial institutions are in excess of FDIC limits. We consider the credit risk associated with these financial instruments to be minimal as cash and cash equivalents are held by financial institutions with high credit ratings and we have not historically sustained any credit losses associated with our cash and cash equivalents balances.
In addition, MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, accounted for approximately 10% and 15% of total net purchases in fiscal years 2023 and 2022, respectively, and one other supplier accounted for approximately 12% of total net purchases in fiscal year 2023. Two suppliers, one of which was MGF Sourcing US, LLC, accounted for approximately 11% of total net purchases in fiscal year 2021.
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
Inventory
Inventory is valued at the lower of moving average cost or net realizable value. We make certain assumptions regarding net realizable value in order to assess whether our inventory is recorded properly at the lower of cost or net realizable value. These assumptions are based on historical average selling price experience, current selling price information and estimated future selling price information. Physical inventory counts are conducted during the year to determine actual inventory on hand and shrinkage. We accrue our estimated inventory shrinkage for the period between the last physical store count and current balance sheet date.
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
Implementation Costs Incurred in Cloud Computing Arrangements that are Service Contracts
Our cloud computing arrangements that are service contracts primarily consist of arrangements with third party vendors for our internal use of their software applications that they host. We defer implementation costs incurred in relation to such arrangements, including costs for software application coding, configuration, integration and customization, while associated process reengineering, training, maintenance and data conversion costs are expensed. Subsequent implementation costs are deferred only to the extent that they constitute major enhancements. The short-term portion of deferred costs are included in prepaid expenses and other current assets in the consolidated balance sheets, while the long-term portion of deferred costs are included in deposits and other noncurrent assets. Amortized implementation costs incurred in cloud computing arrangements that are service contracts are recognized in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) using the straight-line method over one to five years, which generally represents the noncancellable terms of the cloud computing arrangements, plus any optional renewal periods that we are reasonably certain to exercise. Deferred implementation costs are subject to assessment for potential impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

Loyalty Program
We operate our loyalty program, Torrid Rewards, in all our stores and on www.torrid.com. Under this program, customers accumulate points based on purchase activity and qualifying non-purchase activity and upon reaching a certain point level, customers can earn awards that may only be redeemed for merchandise. Unredeemed points typically expire after 13 months without additional purchase and qualifying non-purchase activity and unredeemed awards typically expire 45 days after issuance. We use historical redemption rates to estimate the value of future award redemptions and we recognize the estimated value of these future awards as a reduction of revenue in the consolidated statements of operations and comprehensive income (loss) in the period the points are earned by the customer. As of the end of fiscal years 2023 and 2022, we had $12.5 million and $13.4 million, respectively, in accrued loyalty program included in accrued and other current liabilities in the consolidated balance sheets. We recorded $0.9 million and $0.1 million as a benefit to net sales in fiscal years 2023 and 2022, respectively, and $1.1 million as a reduction of net sales in fiscal year 2021. Future updates to the estimated liability may result in changes to net sales.
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
Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by, or distributions to, stockholders. Other comprehensive (loss) income refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' deficit. Components of our comprehensive income (loss) include net income (loss) and foreign currency translation adjustments. Foreign currency translation adjustments in fiscal years 2023, 2022 and 2021 were not material.
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
We satisfy our performance obligation and recognize revenue from gift cards and store merchandise credits at the point in time when the customer presents the gift cards and store merchandise credits for redemption. Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by us for which a liability was recorded in prior periods. We recognize estimated gift card breakage over time as a component of net sales in proportion to the pattern of rights exercised by the customer as reflected in actual gift card redemption patterns over the period. Our estimated gift card breakage rate is approximately 4%. While customer redemption patterns result in estimated gift card breakage, changes in our customers’ behavior could impact the amount that ultimately is unused and could affect the amount recognized as a component of net sales. During fiscal years 2023, 2022 and 2021, we recognized $0.9 million, $1.0 million and $1.1 million, respectively, of estimated gift card breakage as a component of net sales.
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
Vendor Allowances
We receive certain allowances from our vendors primarily related to damaged merchandise, markdowns and pricing. Allowances received from vendors related to damaged merchandise and pricing are reflected as a reduction of inventory in the period they are received and allocated to cost of goods sold during the period in which the items are sold. Markdown allowances received from vendors are reflected as reductions to cost of goods sold in the period they are received if the goods have been sold or marked down, or as a reduction of inventory if the goods have not yet been sold. During fiscal years 2023, 2022 and 2021, we received vendor allowances of $3.2 million, $3.8 million and $3.5 million, respectively, substantially all of which were accounted for as a reduction of cost of goods sold.
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
Store Pre-Opening Costs
Costs incurred in connection with the opening of new stores, store remodels or relocations are expensed as incurred. We incurred $2.4 million, $1.2 million and $0.9 million of pre-opening costs in fiscal years 2023, 2022 and 2021, respectively, which are recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
Shipping and Handling Costs
We classify shipping and handling costs in costs of goods sold in the consolidated statements of operations and comprehensive income (loss). We account for shipping and handling activities that occur after the customer has obtained control of merchandise as a fulfillment cost rather than an additional promised service.
Leases
We consider an agreement to be or contain a lease if it conveys us as the lessee with the right to control the use of an identified property, plant and equipment asset for a period of time in exchange for consideration. Based on these criteria, we as the lessee have operating lease agreements with lessors for our retail stores, distribution center and headquarter office space; and vehicles and equipment; under primarily non-cancelable leases with terms ranging from approximately one to seventeen years.
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
We choose not to separate non-lease components (such as CAM charges and HVAC charges), from lease components (such as fixed minimum rent payments), and instead account for each separate lease component and the non-lease components associated with that lease component as a single lease component. We do not apply Accounting Standards Update ("ASU") 2016-02, Leases, and all related guidance (ASC 842) requirements to leases that have lease terms of 12 months or less upon commencement, and instead recognize short-term lease payments, if applicable, in the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease term.
In response to the COVID-19 pandemic, the Financial Accounting Standards Board ("FASB") issued interpretive guidance in April 2020, which provides entities the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease terms. We elected this option; accordingly, we did not remeasure the lease liabilities or record a change to the ROU assets for any concessions we received for our retail store leases. Rather, deferred lease payments were recorded to operating lease liabilities until paid and lease concessions were recorded in the period they were negotiated or when the lower lease expense was paid. As of the end of fiscal year 2021, we had received substantially all of the lease concessions negotiated in response to the COVID-19 pandemic.
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
As of the end of fiscal year 2023, we had accumulated undistributed earnings and profits of our foreign subsidiary of approximately $8.9 million. We continue to treat undistributed earnings of our foreign subsidiary as indefinitely reinvested according to our current operating plans and no deferred tax liability has been recorded for potential future taxes related to such earnings. According to current tax law, any future dividends paid from our foreign subsidiary will not be subject to income tax in the United States, except for withholding taxes and state taxes, which are not material. We have made a determination on our accounting policy choice to treat taxes related to Global Intangible Low Taxed Income ("GILTI") as a period cost.
Share-Based Compensation
On June 22, 2021, in connection with our IPO, our Board of Directors (the "Board") adopted the Torrid Holdings Inc. 2021 Long-Term Incentive Plan (the "2021 LTIP"), for employees, consultants and directors. The 2021 LTIP provides for the grant of stock options, restricted stock and restricted stock units ("RSUs"), among other types of awards, all of which are accounted for in accordance with ASC 718, Compensation-Stock Compensation. The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes share-based compensation cost as expense over the vesting period. As share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for actual forfeitures as they occur.
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
We recognized the impact of share-based compensation associated with incentive units issued by Torrid Holding LLC in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The share-based compensation expense and related capital contribution are reflected in our consolidated financial statements as these awards were deemed to be for our benefit. The intent of the incentive units was to provide profit-sharing opportunities to management rather than equity ownership in our then parent, Torrid Holding LLC. The incentive units did not have any voting or distribution rights and contained a repurchase feature, whereby upon termination, Torrid Holding LLC had the right to purchase from former employees any or all of the vested incentive units at fair value. In addition, although the fair value of the incentive units was determined through an option pricing methodology that utilized the possible equity values of Torrid Holding LLC, the settlement amounts and method of settlement of the incentive units were at the discretion of our Board. Based on these aforementioned features and characteristics, we determined that the incentive units were in-substance liabilities accounted for as liability instruments in accordance with ASC 710, Compensation. The incentive units were remeasured based on the fair value of the awards at the end of each reporting period. We recorded the expense associated with changes in the fair value of these incentive units as a capital contribution from our former parent, Torrid Holding LLC, as our former parent is the legal obligor for the incentive units.
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
Employee Benefit Plan
On August 1, 2015, we adopted the Torrid 401(k) Plan ("401(k) Plan"). All employees who have been employed by us for at least 200 hours and are at least 21 years of age are eligible to participate. Employees may contribute up to 80% of their eligible compensation to the 401(k) Plan, subject to a statutorily prescribed annual limit. We may at our discretion contribute certain amounts to eligible employees' accounts. During fiscal years 2023, 2022 and 2021, we contributed 50% of the first 4% of participants' eligible contributions into their 401(k) Plan accounts. During fiscal years 2023, 2022 and 2021, we contributed $0.8 million, $0.8 million and $0.7 million, respectively, to eligible employees' Torrid 401(k) Plan accounts.
Deferred Compensation Plan
On August 1, 2015, we established the Torrid Management Deferred Compensation Plan ("Deferred Compensation Plan") for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, as amended. All deferrals and associated earnings are our general unsecured obligations. We may at our discretion contribute certain amounts to eligible employees' accounts. During fiscal years 2023, 2022 and 2021, to the extent participants were ineligible to receive contributions from participation in our 401(k) Plan, we contributed 50% of the first 4% of participants' eligible contributions into their Deferred Compensation Plan accounts. As of February 3, 2024 and January 28, 2023, we did not have any assets of the Deferred Compensation Plan and the associated liabilities were $5.6 million and $5.6 million, respectively, included in our consolidated balance sheets. As of February 3, 2024, $0.1 million of the $5.6 million Deferred Compensation Plan liabilities were included in accrued and other current liabilities in our consolidated balance sheet. As of January 28, 2023, $1.4 million of the $5.6 million Deferred Compensation Plan liabilities were included in accrued and other current liabilities in our consolidated balance sheet.
Note 3. Accounting Standards
Recently Adopted Accounting Standards in Fiscal Year 2023
We did not adopt any new accounting standards during fiscal year 2023.

Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 will affect reportable segment disclosure requirements, primarily by requiring enhanced disclosures about significant segment expenses on an interim and annual basis. ASU 2023-07 will be effective for us on February 1, 2025, with the option to early adopt at any time prior to the effective date and will require adoption on a retrospective basis. We are currently evaluating the impact of the standard on our financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 will be effective for us on February 1, 2025, with the option to early adopt at any time prior to the effective date and will require adoption on either a prospective or retrospective basis. We are currently evaluating the impact of the standard on our financial statements and disclosures.
We have considered all other recent accounting pronouncements and have concluded that there are no other recent accounting pronouncements not yet adopted that are applicable to us, based on current information.
Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	February 3, 2024	January 28, 2023
Prepaid and other information technology expenses	$10,975	$9,048
PLCC Funds receivable	2,759	2,721
Prepaid advertising	389	1,068
Prepaid casualty insurance	2,489	2,557
Other	5,617	4,656
Prepaid expenses and other current assets	$22,229	$20,050
Note 5. Property and Equipment
Property and equipment are summarized as follows (in thousands):

	February 3, 2024	January 28, 2023
Property and equipment, at cost
Leasehold improvements	$187,114	$176,222
Furniture, fixtures and equipment	122,746	115,618
Software and licenses	14,809	14,140
Construction-in-progress	3,241	2,956
	327,910	308,936
Less: Accumulated depreciation and amortization	(224,394)	(195,323)
Property and equipment, net	$103,516	$113,613
We recorded depreciation and amortization expense related to our property and equipment in the amounts of $36.5 million, $36.1 million and $35.2 million during fiscal years 2023, 2022 and 2021, respectively.
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

Deferred implementation costs incurred in cloud computing arrangements that are service contracts are summarized as follows (in thousands):

	February 3, 2024	January 28, 2023
Internal use of third party hosted software, gross	$28,516	$16,612
Less: Accumulated amortization	(11,360)	(6,772)
Internal use of third party hosted software, net	$17,156	$9,840
During fiscal years 2023, 2022 and 2021, we amortized approximately $4.6 million, $2.9 million and $1.7 million, respectively, of implementation costs incurred in cloud computing arrangements that are service contracts.
Note 7. Intangible Assets
Indefinite-lived intangible assets are summarized as follows (in thousands):

	February 3, 2024			January 28, 2023
	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade name	$8,400	$—	$8,400	$8,400	$—	$8,400
Total	$8,400	$—	$8,400	$8,400	$—	$8,400
We performed our annual impairment assessment of our trade name at the end of the third quarter of fiscal year 2023. We performed a qualitative assessment and determined that it is not more likely than not that the fair value of our trade name is less than its carrying value, which indicated there was no impairment.
Note 8. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	February 3, 2024	January 28, 2023
Accrued inventory-in-transit	$23,227	$20,878
Accrued payroll and related expenses	13,780	20,232
Accrued loyalty program	12,526	13,389
Gift cards	12,974	12,300
Accrued sales return allowance	6,018	6,562
Accrued freight	5,470	5,840
Accrued marketing	3,862	4,103
Accrued sales and use tax	3,354	3,666
Accrued lease costs	3,306	3,593
Accrued self-insurance liabilities	3,313	2,853
Accrued purchases of property and equipment	3,121	2,825
Deferred revenue	1,949	1,471
Term loan interest payable	3,548	188
Other	11,302	10,947
Accrued and other current liabilities	$107,750	$108,847
Note 9. Leases
Our lease costs reflected in the tables below include minimum base rents, CAM charges and HVAC charges. We recognize such lease costs in the applicable expense category in either cost of goods sold, or selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Our lease costs consisted of the following (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Operating (fixed) lease cost	$54,446	$52,940	$50,446
Short-term lease cost	143	186	82
Variable lease cost	19,147	17,951	20,655
Total lease cost	$73,736	$71,077	$71,183
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
As of the end of fiscal year 2021, we had received substantially all of the lease concessions negotiated in response to the COVID-19 pandemic and as a result, deferred fixed lease payments during fiscal years 2023 and 2022 were not material. During fiscal years 2023 and 2022, we did not record any reduction to lease costs as a result of negotiated lease concessions. During fiscal year 2021, we recorded reductions to lease costs of $1.3 million as a result of negotiated lease concessions.
A maturity analysis of our operating lease liabilities, for lease terms that include periods covered by options to extend some of our leases that we are reasonably certain of being executed, for each of the next five years and thereafter, reconciled to our operating lease liabilities recognized in the consolidated balance sheet as of February 3, 2024, is as follows (in thousands):

Fiscal Year
2024	$55,250
2025	50,714
2026	39,351
2027	29,299
2028	21,015
Thereafter	47,464
Total operating lease liabilities	$243,093
Less: Imputed interest	(44,508)
Total operating lease liabilities	$198,585
Less: Current portion of operating lease liabilities	(42,760)
Noncurrent operating lease liabilities	$155,825
Other supplementary information related to our leases is reflected in the table below (in thousands except lease term and discount rate data):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$61,360	$58,050	$59,066
Right-of-use assets obtained in exchange for new operating lease liabilities	$25,822	$19,113	$11,912
(Increase) decrease in right-of-use assets resulting from operating lease modifications or remeasurements	$(837)	$9,007	$5,190
Weighted average remaining lease term - operating leases	6 years	6 years	6 years
Weighted average discount rate - operating leases	7%	6%	6%

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
Our revenue, disaggregated by product category, consists of the following (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Apparel	$1,024,501	$1,119,336	$1,169,668
Non-apparel	93,462	134,800	109,126
Other	33,982	34,008	18,477
Total net sales	$1,151,945	$1,288,144	$1,297,271
Amounts within Apparel include revenues earned from the sale of tops, bottoms, dresses, intimates, sleep wear, swim wear and outerwear. Amounts within Non-apparel include revenues earned from the sale of accessories, footwear and beauty. Amounts within Other represent PLCC Funds received. During fiscal years 2023, 2022 and 2021, e-Commerce penetration of total net sales was 59%, 61% and 63%, respectively.
Contract Liabilities
During fiscal year 2023, we recognized revenue of $10.2 million and $6.0 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2023. During fiscal year 2022, we recognized revenue of $12.2 million and $6.3 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2022.
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
During fiscal years 2023 and 2022, Hot Topic charged us $2.0 million and $2.4 million, respectively, for various services under the applicable service agreements, all of which were recorded as components of selling, general and administrative expenses. During fiscal year 2021, Hot Topic charged us $7.5 million, for these services, of which $4.9 million was recorded as a component of cost of goods sold, and the remaining $2.6 million was charged to selling, general and administrative expenses. As of February 3, 2024 and January 28, 2023, we owed $0.2 million and $0.2 million, respectively, to Hot Topic for these services.
On August 1, 2019, we entered into a services agreement ("Reverse Services Agreement") with Hot Topic, under which Torrid provided Hot Topic with certain information technology services. The term of the Reverse Services Agreement was three years, unless we or Hot Topic extended the agreement, or Hot Topic terminated the agreement. Torrid provided Hot Topic with the specified information technology services at no cost for the first three years of the Reverse Services Agreement, however Hot Topic bore certain capital and operating expenses that it incurred. Costs incurred in connection with providing the specified information technology services to Hot Topic were expensed as incurred in our consolidated statements of operations and comprehensive income (loss). During fiscal years 2022 and 2021, we incurred costs of $1.6 million and $3.4 million, respectively, in connection with providing these information technology services to Hot Topic. On July 31, 2022, we entered into a first amendment to the Reverse Services Agreement ("Amended Reverse Services Agreement") with Hot Topic, under which Torrid provided Hot Topic with certain information technology services for a fixed fee. The term of the Amended Reverse Services Agreement was two months while both parties negotiated a longer-term amendment to the Reverse Services Agreement with modified terms and conditions. On September 30, 2022, we entered into a second amendment to the Reverse Services Agreement ("Second Amended Reverse Services Agreement") with Hot Topic, under which Torrid provided Hot Topic with certain information technology services for a fixed fee. The term of the Second Amended Reverse Services Agreement was two months while both parties negotiated a longer-term amendment to the Reverse Services Agreement with modified terms and conditions. Effective December 1, 2022, we entered into a third amendment to the Reverse Services Agreement ("Third Amended Reverse Services Agreement") with Hot Topic, under which Torrid provided Hot Topic with certain information technology services for a fixed fee. The term of the Third Amended Reverse Services Agreement was 17 months unless we and Hot Topic mutually agreed to extend the agreement, or we or Hot Topic terminated the agreement (or certain services under the agreement), upon written notice. Effective January 1, 2024, we entered into a fourth amendment to the Reverse Services Agreement ("Fourth Amended Reverse Services Agreement") with Hot Topic, which amends the Third Amended Reverse Services Agreement solely to amend certain pricing information. The term of the Fourth Amended Reverse Services Agreement ends on May 4, 2024, unless we and Hot Topic mutually agree to extend the agreement, or we or Hot Topic terminate the agreement (or certain services under the agreement), upon written notice. During fiscal years 2023 and 2022, we charged Hot Topic $1.7 million and $1.0 million, respectively, for these services and as of February 3, 2024 and January 28, 2023, Hot Topic owed us $0.1 million and $0.1 million, respectively, for these services.
Hot Topic incurs certain direct expenses on our behalf, such as payments to our non-merchandise vendors and each month, we pay Hot Topic for these pass-through expenses. As of February 3, 2024 and January 28, 2023, the net amount we owed Hot Topic for these expenses was $0.4 million and $1.1 million, respectively, which is included in due to related parties in our consolidated balance sheets.
Sponsor Advisory Services Agreement
On May 1, 2015, we entered into an advisory services agreement with Sycamore, pursuant to which Sycamore agreed to provide strategic planning and other related services to us. We are obligated to reimburse Sycamore for its expenses incurred in connection with providing such advisory services to us. As of the end of fiscal years 2023 and 2022, there were no amounts due and during fiscal years 2023, 2022 and 2021, no amounts were paid under this agreement.
From time to time, we reimburse Sycamore for certain management expenses it pays on our behalf. As of February 3, 2024 and as of January 28, 2023, there were no amounts due. During fiscal years 2023 and 2022, the reimbursements we made to Sycamore for such expenses were not material. During fiscal year 2021, the reimbursements we made to Sycamore for such expenses were $0.7 million.
Other Related Party Transactions
MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During fiscal years 2023, 2022 and 2021, cost of goods sold included $56.5 million, $70.0 million and $55.4 million, respectively, related to the sale of merchandise purchased from this supplier. Purchases from this supplier accounted for approximately 10%, 15% and 11% of total net purchases in fiscal years 2023, 2022 and 2021, respectively. As of February 3, 2024 and January 28, 2023, the net amounts we owed MGF Sourcing US, LLC for these purchases were $8.9 million and $11.6 million, respectively. This liability is included in due to related parties in our consolidated balance sheets.
HU Merchandising, LLC, a subsidiary of Hot Topic, is one of our suppliers. During fiscal years 2023, 2022 and 2021, cost of goods sold included $0.3 million, $0.5 million and $0.7 million, respectively, related to the sale of merchandise purchased from this supplier. As of February 3, 2024, the amount due was not material. As of January 28, 2023, there was no amount due.
Staples, Inc., an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During fiscal years 2023, 2022 and 2021, purchases from this supplier were not material. As of February 3, 2024 and January 28, 2023, amounts due to this supplier were not material.

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
Note 12. Debt Financing Arrangements
Our debt financing arrangements consist of the following (in thousands):

	February 3, 2024	January 28, 2023
Existing ABL Facility, as amended	$7,270	$8,380
Term loan
New Term Loan Credit Agreement	310,625	328,125
Less: current portion of unamortized original issue discount and debt financing costs	(1,356)	(1,356)
Less: noncurrent portion of unamortized original issue discount and debt financing costs	(4,572)	(5,928)
Total term loan outstanding, net of unamortized original issue discount and debt financing costs	304,697	320,841
Less: current portion of term loan, net of unamortized original issue discount and debt financing costs	(16,144)	(16,144)
Total term loan, net of current portion and unamortized original issue discount and debt financing costs	$288,553	$304,697
Fixed mandatory principal repayments due on the outstanding term loan are as follows as of February 3, 2024 (in thousands):

Fiscal Year
2024	17,500
2025	17,500
2026	17,500
2027	17,500
2028	240,625
$310,625
New Term Loan Credit Agreement
On June 14, 2021, we entered into a term loan credit agreement (the "New Term Loan Credit Agreement") among Bank of America, N.A., as agent, and the lenders party thereto. On May 24, 2023, we entered into an amendment to the New Term Loan Credit Agreement (the "1st Amendment to the New Term Loan Credit Agreement"). The 1st Amendment to the New Term Loan Credit Agreement replaced the London Interbank Offered Rate ("LIBOR") interest rate benchmark with the Secured Overnight Financing Rate ("SOFR") benchmark. All other material terms of the New Term Loan Credit Agreement remained substantially the same after giving effect to the 1st Amendment to the New Term Loan Credit Agreement. In March 2020 and January 2021, the FASB issued ASUs 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04") and 2021-01, Reference Rate Reform (Topic 848): Scope ("ASU 2021-01"), respectively. ASU 2020-04 and ASU 2021-01 include practical expedients which provide entities the option to account for qualifying amendments as if the modification was not substantial in accordance with Accounting Standards Codification ("ASC") 470, Debt. We elected this option, accordingly, the 1st Amendment to the New Term Loan Credit Agreement did not have a material impact on our consolidated financial statements.
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
Loans made pursuant to the New Term Loan Credit Agreement bear interest at an annual rate equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate quoted by The Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) a SOFR rate for an interest period of one month, plus 1.00% (in each case, subject to a floor of 1.75%); or (b) at a SOFR rate for the interest period relevant to such borrowing (subject to a floor of 0.75%), in each case plus an applicable margin of 5.50% for SOFR borrowings and 4.50% for base rate borrowings.
If we elect the SOFR rate, interest is due and payable on the last day of each interest period, unless an interest period exceeds three months, then the respective dates that fall every three months after the beginning of the interest period shall also be interest payment dates. If we elect the Base rate loan, interest is due and payable the last day of each calendar quarter. The elected interest rate at the end of fiscal year 2023 was approximately 11%.
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
Under the New Term Loan Credit Agreement, we are also required to make variable mandatory prepayments of the Principal, under certain conditions as described below, approximately 102 days after the end of each fiscal year (each, a "Prepayment"). Prepayments, if applicable, commence at the end of fiscal year 2022 and represent between 0% and 50% (depending on our first lien net leverage ratio) of Excess Cash Flow (as defined in the New Term Loan Credit Agreement) in excess of $10.0 million, minus prepayments of Principal, the Existing ABL Facility, as amended (to the extent accompanied by a permanent reduction in the commitments thereunder) and certain other specified indebtedness and amounts in connection with certain other enumerated items. As of February 3, 2024, we did not meet the Excess Cash Flow threshold to require a Prepayment.
In addition to mandatory Repayment and Prepayment obligations, we may at our option, prepay a portion of the outstanding Principal ("Optional Prepayment"). If we made Optional Prepayments before June 14, 2023, we would have been subject to penalties ranging from 1.00% to 2.00% of the aggregate principal amount.
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
As of the end of fiscal years 2023 and 2022, we were compliant with our financial covenants under the New Term Loan Credit Agreement.
As of the end of fiscal year 2023, the fair value of the New Term Loan Credit Agreement was approximately $259.4 million. The fair value of the New Term Loan Credit Agreement is determined using current applicable rates for similar instruments as of the balance sheet date, a Level 2 measurement (as defined in "Note 20—Fair Value Measurements").
As of the end of fiscal year 2023, total borrowings, net of OID and financing costs, of $304.7 million remain outstanding under the New Term Loan Credit Agreement. During fiscal year 2023, we recognized $36.1 million of interest expense and $1.4 million of OID and financing costs related to the New Term Loan Credit Agreement. During fiscal year 2022, we recognized $26.3 million of interest expense and $1.4 million of OID and financing costs related to the New Term Loan Credit Agreement. The OID and financing costs are amortized over the New Term Loan Credit Agreement’s seven-year term and are reflected as a direct deduction of the face amount of the term loan in our consolidated balance sheets. We recognize interest payments, together with amortization of the OID and financing costs, in interest expense in our consolidated statements of operations and comprehensive income (loss).

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
Senior Secured Asset-Based Revolving Credit Facility
In May 2015, we entered into a credit agreement for a senior secured asset-based revolving credit facility ("Original ABL Facility") of $50.0 million (subject to a borrowing base), with Bank of America, N.A. On October 23, 2017, we entered into an amended and restated credit agreement ("Existing ABL Facility"), which amended our Original ABL Facility. The Existing ABL Facility increased the aggregate commitments available under the Original ABL Facility from $50.0 million to $100.0 million (subject to a borrowing base); and increased our right to request additional commitments from up to $30.0 million to up to $30.0 million plus the aggregate principal amount of any permanent principal reductions we may take (subject to customary conditions precedent). On June 14, 2019, in conjunction with the Term Loan Credit Agreement, we entered into an amendment to the Existing ABL Facility (the "1st Amendment"). The 1st Amendment decreased the aggregate commitments available under the Existing ABL Facility from $100.0 million to $70.0 million (subject to a borrowing base), permitted indebtedness incurred pursuant to the Term Loan Credit Agreement and made certain other modifications. On September 4, 2019, we entered into another amendment to the Existing ABL Facility (the "2nd Amendment"). The 2nd Amendment permitted parent company financial statements to be used to satisfy reporting requirements and made certain other modifications. On June 14, 2021, in conjunction with the New Term Loan Credit Agreement, we entered into a third amendment to the Existing ABL Facility (the "3rd Amendment"), which amended our Existing ABL Facility, as amended. The 3rd Amendment increased the aggregate commitments available under the Existing ABL facility, as amended, from $70.0 million to $150.0 million (subject to a borrowing base) and extended the date upon which the principal amount outstanding of the loans would be due and payable in full from October 23, 2022 to June 14, 2026. On April 21, 2023, we entered into a fourth amendment to the Existing ABL Facility (the "4th Amendment"). The 4th Amendment replaced the LIBOR interest rate benchmark with the SOFR benchmark. All other material terms of the Existing ABL Facility, as amended, remained substantially the same after giving effect to the 4th Amendment. We elected to apply the practical expedients included in ASU 2020-04 and 2021-01, accordingly, the 4th Amendment did not have a material impact on our consolidated financial statements.

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
Borrowings under the Existing ABL Facility, as amended, bear interest at an annual rate equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a SOFR rate for an interest period of one month adjusted for certain costs, plus 1.00%, in each case, plus an applicable margin that ranges from 0.25% to 0.75% based on average daily availability; or (b) at a SOFR rate for the interest period relevant to such borrowing adjusted for certain costs ("Adjusted SOFR"), in each case plus an applicable margin that ranges from 1.25% to 1.75%, based on average daily availability. As of the end of fiscal year 2023, the applicable interest rate for borrowings under the Existing ABL Facility, as amended, was approximately 9% per annum.
If we elect the SOFR rate, interest is due and payable on the last day of each interest period, unless an interest period exceeds three months, then the respective dates that fall every three months after the beginning of the interest period shall also be interest payment dates. If we elect the base rate (including a Swing Line Loan), interest is due and payable on the first business day of each month and on the maturity date.
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
We may voluntarily reduce the unused portion of the commitment amount and repay outstanding loans at any time. Prepayment of the loans may be made without premium or penalty other than customary “breakage” costs with respect to SOFR loans.
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
The Existing ABL Facility, as amended, requires us to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 if we fail to maintain Specified Availability (as defined by the Existing ABL Facility, as amended) of at least the greater of 10% of the Loan Cap, as defined by the Existing ABL Facility, as amended, and $7.0 million. The Existing ABL Facility, as amended, contains a number of other covenants that, among other things and subject to certain exceptions, will restrict our ability and the ability of our subsidiaries to: incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or our other indebtedness; make investments, loans and acquisitions; engage in transactions with our affiliates; sell assets, including capital stock of our subsidiaries; alter the business we conduct; consolidate or merge; and incur liens. As of the end of fiscal years 2023 and 2022, we were compliant with our debt covenants under the Existing ABL Facility, as amended.

The Existing ABL Facility, as amended, specifically restricts dividends and distributions, aside from amounts to cover ordinary operating expenses and taxes, between our subsidiaries and to us. However, dividends and distributions are permitted at any time that either (1) availability under the Existing ABL Facility, as amended, is equal to or greater than 15% of the maximum borrowing amount on a pro forma basis and we are pro forma compliant with a 1.00 to 1.00 fixed charge coverage ratio or (2) availability under the Existing ABL Facility, as amended, is equal to or greater than 20% of the maximum borrowing amount on a pro forma basis. As of the end of fiscal years 2023 and 2022, the maximum restricted payments utilizing the Existing ABL Facility, as amended, that our subsidiaries could make from its net assets were $103.2 million and $127.5 million, respectively.
We consider the carrying amounts of the Existing ABL Facility, as amended, to approximate fair value because it is carried at a market observable interest rate that resets periodically and is categorized as Level 2 in the fair value hierarchy.
Availability under the Existing ABL Facility, as amended, at the end of fiscal year 2023 was $102.7 million, which reflects borrowings of $7.3 million. Availability under the Existing ABL Facility, as amended, at the end of fiscal year 2022 was $134.2 million, which reflects borrowings of $8.4 million. Standby letters of credit issued and outstanding were $11.4 million and $7.4 million at the end of fiscal years 2023 and 2022, respectively. During the third quarter of fiscal year 2017, we incurred $0.5 million of financing costs for the Existing ABL Facility, which were reduced in fiscal year 2019 by $0.1 million written off to account for the impact of our entry into the 1st Amendment. During the second quarter of fiscal year 2021, we incurred an additional $0.7 million of financing costs in connection with our entry into the 3rd Amendment. These financing costs, together with the unamortized financing costs of $0.1 million associated with the Original ABL Facility, are amortized over the five-year term of the Existing ABL Facility, as amended, and are reflected in prepaid expenses and other current assets and deposits and other noncurrent assets in our consolidated balance sheets. During fiscal years 2023 and 2022, we amortized financing costs of $0.2 million in each period. During fiscal year 2021, we amortized financing costs of $0.1 million. During fiscal years 2023, 2022 and 2021, interest payments were $1.6 million, $1.8 million and $0.6 million, respectively. We recognize amortization of financing costs and interest payments for the revolving credit facilities in interest expense in our consolidated statements of operations and comprehensive income (loss).
Note 13. Income Taxes
Income Before Provision for Income Taxes
The domestic and foreign income before provision for income taxes during fiscal years 2023, 2022 and 2021 is as follows (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Domestic	$17,604	$69,273	$15,010
Foreign	431	2,409	819
Income before provision	$18,035	$71,682	$15,829

Provision for Income Taxes
The composition of the provision for income taxes during fiscal years 2023, 2022 and 2021 is as follows (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Current:
Federal	$9,108	$14,442	$36,410
State	2,795	4,693	8,051
Foreign	186	487	—
	$12,089	$19,622	$44,461
Deferred:
Federal	$(5,193)	$1,632	$785
State	(513)	4	305
Foreign	33	215	222
	(5,673)	1,851	1,312
Total income tax provision	$6,416	$21,473	$45,773
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	February 3, 2024	January 28, 2023
Deferred tax assets (liabilities):
Inventory	$1,254	$1,671
Loyalty reserve	3,318	3,562
Accrued bonus	250	227
Deferred rent	474	695
Deferred compensation	1,344	1,046
Lease liability	45,308	52,113
Equity based compensation	1,355	721
Other deferred tax assets	9,233	5,160
ROU assets	(38,053)	(43,950)
Intangible assets	(2,062)	(2,069)
Depreciation	(11,877)	(14,367)
Other deferred tax liabilities	(1,863)	(1,799)
Total net deferred tax assets	$8,681	$3,010
A reconciliation of the provision for income taxes to the statutory tax rate is as follows:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Statutory federal rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	10.9	5.3	35.5
Share-based compensation	5.1	2.1	202.9
Liability for uncertain tax positions	(1.5)	(0.2)	9.4
Information technology services charge	—	0.4	4.5
Non-deductible IPO transaction costs	—	—	11.0
Limitation on Section 162(m) officers	0.5	1.3	5.8
Foreign derived intangible income	(0.3)	(0.2)	(2.0)
Other differences, net	(0.1)	0.3	1.1
Effective income tax rate	35.6%	30.0%	289.2%

The effective tax rate in each fiscal year reflects non-deductible and non-taxable fair market value adjustments to the share-based compensation expense, for which there is no associated income tax benefit or expense. The unconventional effective tax rate in fiscal year 2021 is primarily due to the increase in the amount of non-deductible items associated with share-based compensation, relative to income before provision for income taxes for fiscal year 2021. The increase in the amount of non-taxable items associated with share-based compensation during fiscal year 2021 was driven by the $111.4 million remeasurement adjustment related to the increase in the value of the incentive units as indicated by the Torrid Holding LLC equity value as of June 30, 2021, following the pricing of our IPO. Please refer to "Note 14—Share-Based Compensation" for further discussion regarding the $111.4 million remeasurement adjustment.
Excess tax benefits or detriments associated with share-based payment awards are recognized as income tax benefits or expense in the consolidated statements of operations and comprehensive income (loss). The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The income tax detriment resulting from share-based awards was $0.9 million for fiscal year 2023 and is reflected as an increase to the income tax provision.
As of the end of fiscal year 2023, we had accumulated undistributed earnings and profits of our foreign subsidiary of approximately $8.9 million. We continue to treat undistributed earnings of our foreign subsidiary as indefinitely reinvested according to our current operating plans and no deferred tax liability has been recorded for potential future taxes related to such earnings. According to current tax law, any future dividends paid from our foreign subsidiary will not be subject to income tax in the United States, except for withholding taxes and state taxes, which are not material. We have made a determination on our accounting policy choice to treat taxes related to GILTI as a period cost.
On March 11, 2021, the American Rescue Plan Act ("ARPA") was signed into law with additional funding for COVID-19 pandemic relief. The ARPA includes the expansion of employment retention credit claims and other pandemic funding provisions. On August 16, 2022, the Inflation Reduction Act of 2022 (the "IR Act") was enacted to reduce inflation and promote clean energy in the United States. Among other things, the IR Act introduced a 15% alternative minimum tax based on the adjusted financial statement income of corporations or their predecessors with a three-year taxable year average annual adjusted financial statement income in excess of $1 billion and imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. In addition, the current administration has announced a proposal to increase such excise tax to 4%. The IR Act also includes provisions intended to mitigate climate change by, among others, providing tax credit incentives for reductions in greenhouse gas emissions. We have considered the applicable ARPA and IR Act tax law changes in our tax provision for the year ended February 3, 2024, and continue to evaluate the impact of these tax law changes on future periods.
Uncertain Tax Positions
The amount of income taxes we pay is subject to ongoing audits by taxing authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. As of the end of fiscal year 2023, the total liability for income taxes associated with unrecognized tax benefits, including interest and penalties, was $2.5 million ($2.1 million, net of federal benefit). As of the end of fiscal year 2022, the total liability for income taxes associated with unrecognized tax benefits, including interest and penalties, was $3.8 million ($3.3 million, net of federal benefit). Our effective tax rate will be affected by any portion of this liability we may recognize.
We believe that it is reasonably possible that $0.4 million ($0.3 million net of federal benefit) of our liability for unrecognized tax benefits, of which the associated interest and penalties are not material, may be recognized in the next 12 months due to the expiration of statutes of limitations.

The following table reconciles the amount recorded for the liability for income taxes associated with unrecognized tax benefits as of the end of fiscal years 2023, 2022 and 2021 (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Unrecognized tax benefits at the beginning of the fiscal year	$2,996	$3,293	$2,187
(Reductions) additions:
Tax positions related to the current period	—	59	1,431
Tax positions related to the prior period	104	(116)	(155)
Tax positions settled or statute of limitations lapsed	(1,175)	(240)	(170)
Unrecognized tax benefits at the end of the fiscal year	$1,925	$2,996	$3,293
Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits as a tax expense. In fiscal years 2023, 2022 and 2021, tax expense related to interest and penalties was $0.6 million, $0.8 million and $0.5 million, respectively.
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
Note 14. Share-Based Compensation
Our share-based compensation expense, by award type, consists of the following (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Restricted stock units	$2,405	$1,818	$4,040
Restricted stock awards	2,018	6,304	3,864
Performance-based restricted stock units	711	568	—
Stock options	1,537	972	514
Restricted cash units	1,209	—	—
Employee stock purchase plan	162	318	170
Remeasurement adjustments for incentive units	—	—	151,166
Share-based compensation expense before income taxes	8,042	9,980	159,754
Income tax detriment	923	340	293
Net share-based compensation expense	$8,965	$10,320	$160,047
On June 22, 2021, in connection with our IPO, our Board adopted the Torrid Holdings Inc. 2021 Long-Term Incentive Plan (the "2021 LTIP"), for employees, consultants and directors. The 2021 LTIP provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") including performance-based restricted stock units ("PSUs"), stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards intended to align the interests of service providers, with those of our shareholders. As of the end of fiscal year 2023, 10,687,500 shares were authorized for issuance under the 2021 LTIP.
On June 22, 2021, in connection with our IPO, our Board adopted the Torrid Holdings Inc. 2021 Employee Stock Purchase Plan (the "ESPP"), intended to qualify under Section 423 of the U.S. Internal Revenue Code of 1986, as amended, in order to provide all of our eligible employees with a further incentive towards ensuring our success and accomplishing our corporate goals. The ESPP allows eligible employees to contribute up to 15% of their base earnings towards purchases of common stock, subject to an annual maximum. The purchase price is 85% of the lower of (i) the fair market value of the stock on the date of enrollment and (ii) the fair market value of the stock on the last day of the related purchase period. As of the end of fiscal year 2023, 3,650,000 shares were authorized for issuance under the ESPP.

Incentive Units
Prior to the IPO, Torrid Holding LLC issued 13,660,000 Class A, Class B, Class C, Class D, Class E, Class F, Class G, Class H and Class J Torrid incentive units, in the aggregate, net of forfeitures, to certain members of our management.
We recognized the impact of share-based compensation associated with incentive units issued by Torrid Holding LLC in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The share-based compensation expense and related capital contribution are reflected in our consolidated financial statements as these awards were deemed to be for our benefit. The intent of the incentive units was to provide profit-sharing opportunities to management rather than equity ownership in our then parent, Torrid Holding LLC. The incentive units did not have any voting or distribution rights and contained a repurchase feature, whereby upon termination, Torrid Holding LLC had the right to purchase from former employees any or all of the vested incentive units at fair value. In addition, although the fair value of the incentive units was determined through an option pricing methodology that utilized the possible equity values of Torrid Holding LLC, the settlement amounts and method of settlement of the incentive units were at the discretion of our Board. Based on these aforementioned features and characteristics, we determined that the incentive units were in-substance liabilities accounted for as liability instruments in accordance with ASC 710, Compensation. The incentive units were remeasured based on the fair value of the awards at the end of each reporting period. We recorded the expense associated with changes in the fair value of these incentive units as a capital contribution from our former parent, Torrid Holding LLC, as our former parent is the legal obligor for the incentive units.
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
During fiscal year 2021, we recognized share-based compensation expense of $159.8 million, primarily due to an increase in the Torrid Holding LLC equity value.
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

RSU activity, including IPO Awards and PSUs, under the 2021 LTIP consists of the following (in thousands except per share amounts):

	Fiscal Year Ended
	February 3, 2024		January 28, 2023		January 29, 2022
	Shares	Weighted average grant date value per share	Shares	Weighted average grant date value per share	Shares	Weighted average grant date value per share
Nonvested at the beginning of the fiscal year	1,386	$6.55	278	$26.75	—
Granted	1,312	$3.13	1,371	$5.07	392	$26.82
Vested	(249)	$8.57	(66)	$25.65	(105)	$27.00
Forfeited	(496)	$5.98	(197)	$18.07	(9)	$27.00
Nonvested at the end of the fiscal year	1,953	$4.14	1,386	$6.55	278	$26.75
As of the end of fiscal year 2023, unrecognized compensation expense related to unvested RSUs, including PSUs, was $5.6 million, which is expected to be recognized over a weighted average period of approximately 2.4 years. The total vesting date fair value of RSUs which vested during fiscal years 2023, 2022 and 2021 was $9.7 million, $0.3 million and $2.6 million, respectively.
The weighted average grant date fair value of the PSUs was estimated at the grant date using a Monte Carlo simulation following a Geometric Brownian Motion with the following weighted average assumptions:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Dividend yield	—%	—%	—%
Expected volatility(1)	68.4%	70.7%	—%
Risk-free interest rate(2)	3.8%	3.2%	—%
Expected term(3)	3.00 years	3.00 years
Grant date fair value per share	$1.66	$4.15	$—

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
Restricted Stock Awards
Restricted stock awards ("RSAs") are awarded to certain employees, non-employee directors and consultants, subject to the employee's continued employment or service as a director or consultant. RSAs vest over periods ranging from 2 to 4 years, subject to the employee's continued employment or service as an employee, non-employee director or consultant, as applicable, on each vesting date.

RSA activity under the 2021 LTIP consists of the following (in thousands except per share amounts):

	Fiscal Year Ended
	February 3, 2024		January 28, 2023		January 29, 2022
	Shares	Weighted average grant date fair value per share	Shares	Weighted average grant date fair value per share	Shares	Weighted average grant date fair value per share
Nonvested at the beginning of the fiscal year	211	$27.00	532	$27.00	—
Granted	—		—		866	$27.00
Vested	(102)	$27.00	(241)	$27.00	(120)	$27.00
Forfeited	(104)	$27.00	(80)	$27.00	(214)	$27.00
Nonvested at the end of the fiscal year	5	$27.00	211	$27.00	532	$27.00
As of the end of fiscal year 2023, unrecognized compensation expense related to unvested RSAs was $0.1 million, which is expected to be recognized over a weighted average period of approximately 0.89 years. The total vesting date fair value of RSAs which vested during fiscal years 2023, 2022 and 2021 was $0.3 million, $1.4 million and $2.3 million, respectively.
Stock Options
Stock options generally vest in equal installments each year over 4 years and generally expire 10 years from the grant date.
Stock option activity under the 2021 LTIP consists of the following (in thousands except per share and contractual life amounts):

	Fiscal Year Ended
	February 3, 2024		January 28, 2023		January 29, 2022
	Shares	Weighted average exercise price per share	Shares	Weighted average exercise price per share	Shares	Weighted average exercise price per share
Outstanding at the beginning of the fiscal year	1,444	$7.38	337	$21.03	—
Granted	1,514	$3.19	1,420	$5.58	342	$21.03
Exercised	—		—		—
Expired / forfeited	(606)	$6.56	(313)	$13.90	(5)	$21.00
Outstanding at the end of the fiscal year	2,352	$4.98	1,444	$7.38	337	$21.03
Exercisable at the end of the fiscal year	307	$8.73	44	$21.03	—
The aggregate intrinsic value of options outstanding as of the end of fiscal year 2023 approximately $2.7 million, weighted-average exercise price of $4.98 and weighted-average remaining life of 8.8 years

The weighted average grant date fair value of stock option awards granted during fiscal year 2023 was $3.19 per option and was estimated at the grant date using the Black-Scholes OPM with the following weighted average assumptions:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Dividend yield	—%	—%	—%
Expected volatility(1)	60.4%	59.0%	56.0%
Risk-free interest rate(2)	3.7%	3.1%	1.1%
Expected term(3)	6.25 years	6.25 years	6.31 years
Grant date fair value per share	$1.91	$3.25	$21.00

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

As of the end of fiscal year 2023, unrecognized compensation expense related to unvested stock options was $4.2 million, which is expected to be recognized over a weighted average period of approximately 2.9 years.
RCUs
RCUs are awarded to certain employees, non-employee directors and consultants and represent the right to receive a cash payment at the end of a vesting period, subject to the employee's continued employment or service as a director or consultant. In general, RCUs vest in equal installments each year over 4 years. RCUs are cash-settled with the value of each vested RCU equal to the lower of the closing price per share of our common stock on the vesting date or a specified per share price cap. We determined that RCUs are in-substance liabilities accounted for as liability instruments in accordance with ASC 718, Compensation—Stock Compensation, due to this cash settlement feature. RCUs are remeasured based on the closing price per share of our common stock at the end of each reporting period. As of the end of fiscal year 2023, the liability associated with unvested RCUs was $1.2 million, which is included in accrued and other current liabilities in the condensed consolidated balance sheet.
Note 15. Other Noncurrent Liabilities
Other noncurrent liabilities consist of the following (in thousands):

	February 3, 2024	January 28, 2023
Noncurrent portion of lease incentives	$730	$1,097
Noncurrent income taxes payable	2,517	3,769
Deferred PLCC Funds	3,458	3,958
Other	—	291
Other noncurrent liabilities	$6,705	$9,115
Note 16. Commitments and Contingencies
Operating Lease Agreements
We have entered into operating lease agreements for retail, distribution and office space; and vehicles and equipment, under primarily non-cancelable leases with terms ranging from approximately one to seventeen years. Please refer to "Note 9—Leases" for further discussion regarding our leases.
Litigation
In November 2022, a class action complaint was filed against us in the U.S. District Court for the Central District of California (the "Court"), captioned Sandra Waswick v. Torrid Holdings Inc., et al. An amended complaint was filed in May 2023. The amended complaint alleges that certain statements in our registration statement on Form S-1 related to our IPO and in subsequent SEC filings and earnings calls were allegedly false and misleading. On December 1, 2023, the Court granted defendants' motion to dismiss and ordered that any amended complaint shall be filed within 21 days, however, plaintiffs may not add new claims or new defendants to their pleading. Plaintiffs filed a further amended complaint on December 22, 2023, and defendants again moved to dismiss. Two shareholder derivative complaints were filed in September and October 2023 in the U.S. District Court for the District of Delaware against the Company (as a nominal defendant) and certain officers and directors, captioned Allegra Morgado v. Lisa Harper, et al. and Nicole Long v. Lisa Harper, et al. The derivative complaints similarly allege that certain statements were allegedly false and misleading and that the individual defendants breached their fiduciary duties. The derivative cases have been consolidated and stayed, pending further developments in the securities class action. We believe that these allegations are without merit and intend to vigorously defend ourselves against these claims. We are currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.
From time to time, we are involved in other matters of litigation that arise in the ordinary course of business. Though significant litigation or awards against us could seriously harm our business and financial results, we do not at this time expect these other matters of litigation to have a material adverse effect on our consolidated financial statements.
Indemnities, Commitments and Guarantees
During the ordinary course of business, we have made certain other indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to our Board and officers to the maximum extent permitted. Commitments include those given to various merchandise vendors and suppliers. From time to time, we have issued guarantees in the form of standby letters of credit as security for workers’ compensation claims. (Our letters of credit are discussed in more detail in "Note 12—Debt Financing Arrangements"). The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated financial statements as no demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated financial statements.
Note 17. Stockholders' Deficit
Torrid was formed on October 29, 2019 and capitalized on February 20, 2020. Torrid is authorized to issue 1.0 billion shares of common stock at $0.01 par value, and 5.0 million shares of preferred stock at $0.01 par value. Torrid had 104,204,554 shares of common stock and no shares of preferred stock issued and outstanding as of February 3, 2024. Historical periods prior to the formation of Torrid have been revised to reflect our current capital structure.
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
Note 18. Share Repurchases
On December 6, 2021, our Board authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. As of February 3, 2024, we had approximately $44.9 million remaining under the share repurchase program.
Share repurchase activity consists of the following (in thousands except share and per share amounts):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Number of shares repurchased	—	4,464,367	2,315,266
Total cost	$—	$31,700	$23,352
Average per share cost including commissions	$—	$7.10	$10.09

Note 19. Earnings Per Share
Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period, inclusive of potentially dilutive common shares outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. During fiscal years 2023 and 2022, there were approximately 0.4 million and 0.1 million potentially dilutive common share equivalents outstanding that were included in the computation of diluted earnings per share, respectively. During fiscal year 2021, there were no potentially dilutive common share equivalents outstanding that were included in the computation of diluted earnings per share. During fiscal year 2023, there were approximately 0.6 million RSAs and RSUs, including PSUs, and approximately 2.3 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved. During fiscal year 2022, there were approximately 0.9 million RSAs and RSUs and approximately 0.9 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive. During fiscal year 2021, there were approximately 0.9 million RSAs and RSUs and approximately 0.3 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive.
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
Financial assets and liabilities measured at fair value on a recurring basis as of the end of fiscal year 2023 consisted of the following (in thousands):

	February 3, 2024	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$33	$33	$—	$—
Total assets	$33	$33	$—	$—
Liabilities:
Deferred compensation plan liability (noncurrent)	$5,474	$—	$5,474	$—
Total liabilities	$5,474	$—	$5,474	$—

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We, under the supervision of and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 3, 2024, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
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

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of February 3, 2024 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of February 3, 2024.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended February 3, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On March 22, 2023, our Board adopted and approved, effective immediately, amended and restated bylaws (as amended and restated, the “Amended and Restated Bylaws”) of the Company. The Amended and Restated Bylaws, among other things, revise procedures and disclosure requirements for stockholders to provide notice of the nomination of directors and the submission of proposals for consideration at annual meetings of the stockholders of the Company, including, among other things, adding a requirement that a stockholder seeking to nominate director(s) deliver to the Company reasonable evidence that it has complied with the requirements of Rule 14a-19 of the Exchange Act no later than five business days before the meeting; and make certain other administrative, modernizing, clarifying and conforming changes, including making updates to reflect recent amendments to the DGCL.

The foregoing description of the Amended and Restated Bylaws is not complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, which is filed as Exhibit 3.2 hereto and are incorporated herein by reference.
During the three months ended February 3, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the
Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the sections entitled "Board of Directors and Corporate Governance" in the 2023 Proxy Statement.
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
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the sections entitled "Executive and Director Compensation" in the 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2023 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the sections entitled "Certain Relationships and Related Party Transactions" in the 2023 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the sections entitled "Ratification of Appointment of Independent Registered Public Accounting Firm" in the 2023 Proxy Statement.

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

3.2
Amended and Restated Bylaws of Torrid Holdings Inc. (Incorporated by reference to Exhibit 3.2 to Torrid's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2023).

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

10.12
Credit Agreement, dated June 14, 2021, among Torrid LLC, Torrid Intermediate LLC, Bank of America, N.A., as administrative and collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.16 to Torrid’s Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 23, 2021).

10.13
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

10.14+
Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.18 to Torrid’s Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 23, 2021).

10.15+
Form of Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.19 to Torrid’s Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 23, 2021).

10.16+
Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.20 to Torrid’s Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 23, 2021).

10.17+
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

10.20+
Performance Stock Unit Agreement by and between Lisa M. Harper and Torrid Holdings Inc., dated as of May 3, 2022 (Incorporated by reference to Exhibit 10.3 to Torrid’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2022).

10.21+
First Amendment to the Services Agreement between Torrid LLC and Hot Topic Inc., dated July 31, 2022 (Incorporated by reference to Exhibit 10.5 to Torrid's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 7, 2022).

10.22+	Form of Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.6 to Torrid's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 7, 2022).
10.23+
Second Amendment to the Services Agreement between Torrid LLC and Hot Topic Inc., dated September 30, 2022 (Incorporated by reference to Exhibit 10.2 to Torrid's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 8, 2022).

10.24+
Third Amendment to the Services Agreement between Torrid LLC and Hot Topic Inc., dated December 1, 2022 (Incorporated by reference to Exhibit 10.3 to Torrid's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 8, 2022).

10.25
Amendment No. 4 to the Credit Agreement, dated April 21, 2023, among Torrid Intermediate LLC (f/k/a Torrid Inc.), Torrid LLC, Cortland Capital Market Services LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to Torrid's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 7, 2023).

10.26
Amendment No. 1 to the Term Loan Credit Agreement, dated May 24, 2023, among Torrid Inc., Torrid LLC, Cortland Capital Market Services LLC, as administrative agent and collateral agent, KKR Credit Advisors (US) LLC, as structuring advisor, KKR Capital Markets LLC, as sole lead arrange and bookrunner and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to Torrid's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 7, 2023).

10.27+
Separation Agreement by and between Anne Stephenson and Torrid Holdings Inc., dated as of March 31, 2023. (Incorporated by reference to Exhibit 10.3 to Torrid's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 7, 2023).

10.28
Second Amendment to the Amended and Restated Services Agreement, dated August 1, 2023, between Torrid LLC and Hot Topic Inc. (Incorporated by reference to Exhibit 10.1 to Torrid's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 7, 2023).

10.29+*	Promotion Letter by and between Torrid Holdings Inc. and Paula Dempsey, dated December 4, 2023.
10.30*	Fourth Amendment to the Services Agreement between Torrid LLC and Hot Topic Inc., dated December 11, 2023.
10.31
Amendment No. 2 to the Employment Agreement by and among Torrid Holdings Inc., Torrid LLC and Elizabeth Munoz-Guzman,dated August 31. 2023 (Incorporated by reference to Exhibit 10.1 to Torrid's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2023).

10.32
Amendment No. 1 to Employment Agreement by and among Torrid LLC, Torrid Holdings Inc. and Elizabeth Munoz,dated as of May 2. 2022 (Incorporated by reference to Exhibit 10.1 to Torrid's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2022).

10.33+*	Employment Agreement by and between Torrid Holdings Inc. and Mark Mizicko, dated March 23, 2023.
21.1*	List of subsidiaries of Torrid Holdings Inc.
23*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1**	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Compensation Recovery Policy.
101*	Interactive Data Files (formatted as Inline XBRL)
104*	Cover Page Interactive Data Files (Embedded within the Inline XBRL document and included in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2024.

Torrid Holdings Inc.

By:	/S/ LISA HARPER
Name:	Lisa Harper
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/S/ PAULA DEMPSEY
Name:	Paula Dempsey
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/S/ CHINWE ABAELU
Name:	Chinwe Abaelu
Title:	SVP, Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LISA HARPER	Chief Executive Officer and Director	April 2, 2024
Lisa Harper	(Principal Executive Officer)

/S/ PAULA DEMPSEY	Chief Financial Officer	April 2, 2024
Paula Dempsey	(Principal Financial Officer)

/S/ CHINWE ABAELU	SVP, Chief Accounting Officer	April 2, 2024
Chinwe Abaelu	(Principal Accounting Officer)

/S/ STEFAN L. KALUZNY	Chairman of the Board and Director	April 2, 2024
Stefan L. Kaluzny

/S/ DARY KOPELIOFF	Director	April 2, 2024
Dary Kopelioff

/S/ THEO KILLION	Director	April 2, 2024
Theo Killion

/S/ VALERIA RICO NIKOLOV	Director	April 2, 2024
Valeria Rico Nikolov

/S/ MICHAEL SHAFFER	Director	April 2, 2024
Michael Shaffer