Form 10-Q
period 2024-05-04
Torrid Holdings Inc.
filed 2024-06-12
CIK 1792781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2024
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
(Registrant’s telephone number, including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 10, 2024, there were approximately 104,350,021 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements reflect our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology). For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those that we expected, including:
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
•shortages of inventory, delayed shipments to our e-Commerce customers and harm to our reputation due to difficulties or shut-down of our distribution facility;
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
The outcome of the events described in any of our forward-looking statements are also subject to risks, uncertainties and other factors described in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on April 2, 2024 and in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.
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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	May 4, 2024	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$20,465	$11,735
Restricted cash	399	399
Inventory	144,808	142,199
Prepaid expenses and other current assets	27,032	22,229
Prepaid income taxes	1,592	2,561
Total current assets	194,296	179,123
Property and equipment, net	98,455	103,516
Operating lease right-of-use assets	153,931	162,444
Deposits and other noncurrent assets	15,915	14,783
Deferred tax assets	8,681	8,681
Intangible asset	8,400	8,400
Total assets	$479,678	$476,947
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$58,850	$46,183
Accrued and other current liabilities	108,764	107,750
Operating lease liabilities	36,050	42,760
Borrowings under credit facility	—	7,270
Current portion of term loan	16,144	16,144
Due to related parties	8,519	9,329
Income taxes payable	5,996	2,671
Total current liabilities	234,323	232,107
Noncurrent operating lease liabilities	147,730	155,825
Term loan	284,517	288,553
Deferred compensation	5,259	5,474
Other noncurrent liabilities	6,489	6,705
Total liabilities	678,318	688,664
Commitments and contingencies (Note 15)
Stockholders' deficit
Preferred shares: $0.01 par value; 5,000,000 shares authorized; zero shares issued and outstanding at May 4, 2024 and February 3, 2024	—	—
Common shares: $0.01 par value; 1,000,000,000 shares authorized; 104,345,896 shares issued and outstanding at May 4, 2024; 104,204,554 shares issued and outstanding at February 3, 2024	1,044	1,043
Additional paid-in capital	136,133	135,140
Accumulated deficit	(335,415)	(347,587)
Accumulated other comprehensive loss	(402)	(313)
Total stockholders' deficit	(198,640)	(211,717)
Total liabilities and stockholders' deficit	$479,678	$476,947
The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	May 4, 2024	April 29, 2023
Net sales	$279,771	$293,854
Cost of goods sold	164,350	183,212
Gross profit	115,421	110,642
Selling, general and administrative expenses	76,466	71,228
Marketing expenses	12,812	13,351
Income from operations	26,143	26,063
Interest expense	9,377	9,468
Other expense, net of other income	110	60
Income before provision for income taxes	16,656	16,535
Provision for income taxes	4,484	4,727
Net income	$12,172	$11,808
Comprehensive income:
Net income	$12,172	$11,808
Other comprehensive loss:
Foreign currency translation adjustment	(89)	(170)
Total other comprehensive loss	(89)	(170)
Comprehensive income	$12,083	$11,638
Net earnings per share:
Basic	$0.12	$0.11
Diluted	$0.12	$0.11
Weighted average number of shares:
Basic	104,268	103,800
Diluted	105,247	104,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands)

	Three Months Ended May 4, 2024
	Common Shares		Additional Paid-In Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance at February 3, 2024	104,205	$1,043	$135,140		$(347,587)	$(313)	$(211,717)
Net income	—	—	—		12,172	—	12,172
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	141	1	(297)		—	—	(296)
Share-based compensation	—	—	1,290	0	—	—	1,290
Other comprehensive loss	—	—	—		—	(89)	(89)
Balance at May 4, 2024	104,346	1,044	136,133		(335,415)	(402)	(198,640)

	Three Months Ended April 29, 2023
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance at January 28, 2023	103,775	$1,038	$128,205	$(359,206)	$(261)	$(230,224)
Net income	—	—	—	11,808	—	11,808
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	53	1	(124)	—	—	(123)
Share-based compensation	—	—	2,377	—	—	2,377
Other comprehensive loss	—	—	—	—	(170)	(170)
Balance at April 29, 2023	103,828	1,039	130,458	(347,398)	(431)	(216,332)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended May 4, 2024	Three Months Ended April 29, 2023
OPERATING ACTIVITIES
Net income	$12,172	$11,808
Adjustments to reconcile net income to net cash provided by operating activities:
Write down of inventory	685	732
Operating right-of-use assets amortization	10,169	9,982
Depreciation and other amortization	9,639	9,617
Share-based compensation	1,658	2,488
Other	(590)	(742)
Changes in operating assets and liabilities:
Inventory	(3,431)	4,402
Prepaid expenses and other current assets	(4,803)	(1,827)
Prepaid income taxes	969	231
Deposits and other noncurrent assets	(1,176)	(1,057)
Accounts payable	12,911	1,458
Accrued and other current liabilities	3,126	(16,667)
Operating lease liabilities	(15,840)	(10,052)
Other noncurrent liabilities	(165)	(170)
Deferred compensation	(215)	295
Due to related parties	(810)	(2,957)
Income taxes payable	3,325	3,682
Net cash provided by operating activities	27,624	11,223
INVESTING ACTIVITIES
Purchases of property and equipment	(7,008)	(5,660)
Net cash used in investing activities	(7,008)	(5,660)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	62,780	197,020
Principal payments on revolving credit facility	(70,050)	(193,450)
Principal payments on term loan	(4,375)	(4,375)
Proceeds from issuances under share-based compensation plans	86	129
Withholding tax payments related to vesting of restricted stock units and awards	(300)	(124)
Net cash used in financing activities	(11,859)	(800)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(27)	(72)
Increase in cash, cash equivalents and restricted cash	8,730	4,691
Cash, cash equivalents and restricted cash at beginning of period	12,134	13,935
Cash, cash equivalents and restricted cash at end of period	$20,864	$18,626
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest related to the revolving credit facility and term loan	$9,709	$9,065
Cash paid during the period for income taxes	$201	$834
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued liabilities	$1,927	$2,241
The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Description of the Business
Corporate Structure
Torrid Holdings Inc. is a Delaware corporation formed on October 29, 2019 and capitalized on February 20, 2020. Sycamore Partners Management, L.P. (“Sycamore”) owns a majority of the voting power of Torrid Holdings Inc.’s outstanding common stock. Torrid Parent Inc. is a Delaware corporation formed on June 4, 2019 and is a wholly owned subsidiary of Torrid Holdings Inc. Torrid Intermediate LLC, formerly known as Torrid Inc., is a Delaware limited liability company formed on June 18, 2019 and a wholly owned subsidiary of Torrid Parent Inc. Torrid LLC is a wholly owned subsidiary of Torrid Intermediate LLC. Substantially all of Torrid Holdings Inc.’s financial position, operations and cash flows are generated through its wholly owned indirect subsidiary, Torrid LLC.
Throughout these financial statements, the terms “Torrid,” “we,” “us,” “our,” the “Company” and similar references refer to Torrid Holdings Inc. and its consolidated subsidiaries.
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 and each fiscal year is generally comprised of four 13-week quarters (although in years with 53 weeks, the fourth quarter is comprised of 14 weeks). Fiscal year 2024 is a 52-week year and fiscal year 2023 was a 53-week year. Fiscal years are identified according to the calendar year in which they begin. For example, references to “fiscal year 2024” or similar references refer to the fiscal year ending February 1, 2025. References to the first quarter of fiscal years 2024 and 2023 and to the three-month periods ended May 4, 2024 and April 29, 2023, respectively, refer to the 13-week periods then ended.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three-month periods ended May 4, 2024 and April 29, 2023 are not necessarily indicative of the results that may be expected for any future interim periods, the fiscal year ending February 1, 2025, or for any future fiscal year.
The condensed consolidated balance sheet information at February 3, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024. The unaudited condensed consolidated financial statements include Torrid and those of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Description of Business
We are a direct-to-consumer brand of apparel, intimates and accessories in North America aimed at fashionable women who are curvy and wear sizes 10 to 30. We generate revenues primarily through our e-Commerce platform www.torrid.com and our stores in the United States of America, Puerto Rico and Canada.
Segment Reporting
We have determined that we have one reportable segment, which includes the operation of our e-Commerce platform and stores. The single segment was identified based on how the Chief Operating Decision Maker, who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources. Net sales related to our operations in Canada and Puerto Rico during the three-month periods ended May 4, 2024 and April 29, 2023 were not material, and therefore are not reported separately from domestic net sales.

Store Pre-Opening Costs
Costs incurred in connection with the opening of new stores, store remodels or relocations are expensed as incurred in selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive income. We incurred $0.4 million and $0.3 million of pre-opening costs during the three-month periods ended May 4, 2024 and April 29, 2023, respectively.
Note 2. Accounting Standards
Recently Adopted Accounting Standards during the Three-Month Period Ended May 4, 2024
We did not adopt any new accounting standards during the three-month period ended May 4, 2024.
Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 will affect reportable segment disclosure requirements, primarily by requiring enhanced disclosures about significant segment expenses on an interim and annual basis. ASU 2023-07 will be effective for us on February 1, 2025, with the option to early adopt at any time prior to the effective date and will require adoption on a retrospective basis. We are currently evaluating the impact of the standard on our financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 will be effective for us on February 1, 2025, with the option to early adopt at any time prior to the effective date and will require adoption on either a prospective or retrospective basis. We are currently evaluating the impact of the standard on our financial statements and disclosures.
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
Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	May 4, 2024	February 3, 2024
Prepaid and other information technology expenses	16,128	10,975
PLCC Funds receivable	2,197	2,759
Prepaid advertising	793	389
Prepaid casualty insurance	1,231	2,489
Other	6,683	5,617
Prepaid expenses and other current assets	$27,032	$22,229

Note 5. Property and Equipment
Property and equipment are summarized as follows (in thousands):

	May 4, 2024	February 3, 2024
Property and equipment, at cost
Leasehold improvements	$190,521	$187,114
Furniture, fixtures and equipment	121,329	122,746
Software and licenses	14,902	14,809
Construction-in-progress	3,869	3,241
	330,621	327,910
Less: Accumulated depreciation and amortization	(232,166)	(224,394)
Property and equipment, net	$98,455	$103,516
We recorded depreciation expense related to our property and equipment in the amounts of $9.3 million and $9.2 million during the three-month periods ended May 4, 2024 and April 29, 2023, respectively.
We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. During the three-month periods ended May 4, 2024 and April 29, 2023, we did not recognize any impairment charges.
Note 6. Implementation Costs Incurred in Cloud Computing Arrangements that are Service Contracts
Our cloud computing arrangements that are service contracts primarily consist of arrangements with third party vendors for our internal use of their software applications that they host. We defer implementation costs incurred in relation to such arrangements, including costs for software application coding, configuration, integration and customization, while associated process reengineering, training, maintenance and data conversion costs are expensed. Subsequent implementation costs are deferred only to the extent that they constitute major enhancements. The short-term portion of deferred implementation costs are included in prepaid expenses and other current assets in the condensed consolidated balance sheets, while the long-term portion of deferred implementation costs are included in deposits and other noncurrent assets. Amortized implementation costs incurred in cloud computing arrangements that are service contracts are recognized in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
Deferred implementation costs incurred in cloud computing arrangements that are service contracts are summarized as follows (in thousands):

	May 4, 2024	February 3, 2024
Internal use of third party hosted software, gross	$31,779	$28,516
Less: Accumulated amortization	(12,969)	(11,360)
Internal use of third party hosted software, net	$18,810	$17,156
During the three-month periods ended May 4, 2024 and April 29, 2023, we amortized approximately $1.6 million and $1.0 million, respectively, of implementation costs incurred in cloud computing arrangements that are service contracts.

Note 7. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	May 4, 2024	February 3, 2024
Accrued inventory-in-transit	$18,330	$23,227
Accrued payroll and related expenses	20,828	13,780
Accrued loyalty program	11,902	12,526
Gift cards	11,315	12,974
Accrued sales return allowance	8,003	6,018
Accrued freight	5,191	5,470
Accrued marketing	4,633	3,862
Accrued sales and use tax	4,104	3,354
Accrued self-insurance liabilities	3,010	3,313
Deferred revenue	2,442	1,949
Accrued purchases of property and equipment	769	3,121
Accrued lease costs	3,799	3,306
Term loan interest payable	2,836	3,548
Other	11,602	11,302
Accrued and other current liabilities	$108,764	$107,750
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
Our lease costs during the three-month periods ended May 4, 2024 and April 29, 2023 consist of the following (in thousands):

	Three Months Ended
	May 4, 2024	April 29, 2023
Operating (fixed) lease cost	$13,144	$13,651
Short-term lease cost	38	28
Variable lease cost	5,598	5,142
Total lease cost	$18,780	$18,821
Other supplementary information related to our leases is reflected in the table below (in thousands, except lease term and discount rate data):

	Three Months Ended
	May 4, 2024	April 29, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14,847	$15,582
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,545	$4,364
Decrease in right-of-use assets resulting from operating lease modifications or remeasurements	$1,414	$2,491
Weighted average remaining lease term - operating leases	6 years	6 years
Weighted average discount rate - operating leases	7%	6%

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
Our revenue, disaggregated by product category, consists of the following (in thousands):

	Three Months Ended
	May 4, 2024	April 29, 2023
Apparel	$252,630	$258,913
Non-apparel	20,286	26,848
Other	6,855	8,093
Total net sales	$279,771	$293,854
Amounts within Apparel include revenues earned from the sale of tops, bottoms, dresses, intimates, sleep wear, swim wear and outerwear. Amounts within Non-apparel include revenues earned from the sale of accessories, footwear and beauty. Amounts within Other primarily represent PLCC Funds received.
We have an agreement with a third party, which is amended from time to time, to provide customers with private label credit cards (“Credit Card Agreement”). Each private label credit card (“PLCC”) bears the logo of the Torrid brand and can only be used at our store locations and on www.torrid.com. A third-party financing company is the sole owner of the accounts issued under the PLCC program and absorbs the losses associated with non-payment by the PLCC holders and a portion of any fraudulent usage of the accounts. Pursuant to the Credit Card Agreement, we receive royalties, profit-sharing and marketing and promotional funds from the third-party financing company based on usage of the PLCCs. These PLCC Funds are recorded as a component of net sales in the condensed consolidated statements of operations and comprehensive income.
We recognize a contract liability when we receive consideration from a customer before our performance obligations under the terms of a contract or an implied arrangement with the customer are satisfied. During the three-month period ended May 4, 2024, we recognized revenue of approximately $7.5 million and $3.0 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2024. During the three-month period ended April 29, 2023, we recognized revenue of approximately $6.8 million and $3.2 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2023.
Note 10. Loyalty Program
We operate our loyalty program, Torrid Rewards, in all our stores and on www.torrid.com. Under this program, customers accumulate points based on purchase activity and qualifying non-purchase activity. Upon reaching a certain point level, customers can earn awards that may only be redeemed for merchandise. Unredeemed points typically expire after 13 months without additional purchase and qualifying non-purchase activity and unredeemed awards typically expire 45 days after issuance. We use historical redemption rates to estimate the value of future award redemptions and we recognize the estimated value of these future awards as a reduction of revenue in the condensed consolidated statements of operations and comprehensive income in the period the points are earned by the customer. As of the end of the first quarter of fiscal year 2024 and as of the end of fiscal year 2023, we had $11.9 million and $12.5 million, respectively, in deferred revenue related to our loyalty program included in accrued and other current liabilities in the condensed consolidated balance sheets. During the three-month periods ended May 4, 2024 and April 29, 2023, we recorded $0.6 million and $0.7 million, respectively, as a benefit to net sales. Actual results may differ from our estimates, resulting in changes to net sales.
Note 11. Related Party Transactions
Services Agreements with Hot Topic
Hot Topic Inc. (“Hot Topic”) is an entity indirectly controlled by affiliates of Sycamore. On March 21, 2019, we entered into an amended and restated services agreement with Hot Topic, which was subsequently amended on August 1, 2019, April 30, 2023 and May 3, 2024 (“Amended and Restated Services Agreement”). Under the Amended and Restated Services Agreement, Hot Topic provides us (or causes applicable third parties to provide) real estate leasing and construction management services. We record payments made to Hot Topic under these service agreements in the applicable expense category in either cost of goods sold, or selling, general and administrative expenses.

During the three-month periods ended May 4, 2024 and April 29, 2023, Hot Topic charged us $0.5 million and $0.6 million, respectively, for various services under the applicable service agreements, all of which were recorded as components of selling, general and administrative expenses. As of the end of the first quarter of fiscal year 2024 and as of the end of fiscal year 2023, we owed $0.2 million and $0.2 million, respectively, to Hot Topic for these services which is included in due to related parties in our condensed consolidated balance sheets.
On August 1, 2019, we entered into a services agreement with Hot Topic, which was subsequently amended on July 31, 2022, September 30, 2022, December 1, 2022, January 1, 2024, and most recently, on May 30, 2024 (“Amended Reverse Services Agreement”). Under the Amended Reverse Services Agreement, Torrid provides Hot Topic with certain information technology services for a fixed fee. The May 30, 2024 amendment solely amends certain pricing information. The Amended Reverse Services Agreement will continue by its terms until terminated by us or Hot Topic.
During the three-month periods ended May 4, 2024 and April 29, 2023, we charged Hot Topic $0.3 million and $0.4 million, respectively, for these services. As of the end of the first quarter of fiscal year 2024 and as of the end of fiscal year 2023, Hot Topic owed us $0.1 million and $0.1 million, respectively, for these services.
Hot Topic incurs certain direct expenses on our behalf, such as payments to our non-merchandise vendors and each month, we pay Hot Topic for these pass-through expenses. As of the end of the first quarter of fiscal year 2024, the net amount we owed Hot Topic for these expenses was not material, and as of the end of fiscal year 2023, the net amount we owed Hot Topic for these expenses was $0.4 million, which is included in due to related parties in our condensed consolidated balance sheets.
Sponsor Advisory Services Agreement
On May 1, 2015, we entered into an advisory services agreement with Sycamore, pursuant to which Sycamore agreed to provide strategic planning and other related services to us. We are obligated to reimburse Sycamore for its expenses incurred in connection with providing such advisory services to us. As of the end of the first quarter of fiscal year 2024 and as of the end of fiscal year 2023, there were no amounts due, and during the three-month periods ended May 4, 2024 and April 29, 2023, no amounts were paid under this agreement.
From time to time, we reimburse Sycamore for certain management expenses it pays on our behalf. During the three-month periods ended May 4, 2024 and April 29, 2023, the amounts paid to Sycamore for these expenses were not material. As of the end of the first quarter of fiscal year 2024 and as of the end of fiscal year 2023, there was no amount due.
Other Related Party Transactions
MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During the three-month periods ended May 4, 2024 and April 29, 2023, cost of goods sold included $12.0 million and $15.3 million, respectively, related to the sale of merchandise purchased from this supplier. As of the end of the first quarter of fiscal year 2024 and as of the end of fiscal year 2023, the net amounts we owed MGF Sourcing US, LLC for these purchases were $8.3 million and $8.9 million, respectively. This liability is included in due to related parties in our condensed consolidated balance sheets.
HU Merchandising, LLC, a subsidiary of Hot Topic, is one of our suppliers. During the three-month period ended May 4, 2024, cost of goods sold included $0.2 million related to the sale of merchandise purchased from this supplier, and during the three-month period ended April 29, 2023, cost of goods sold related to the sale of merchandise purchased from this supplier was not material. As of the end of the first quarter of fiscal year 2024, the amount due to HU Merchandising, LLC was $0.1 million, and as of the end of fiscal year 2023, the amount due to HU Merchandising, LLC was not material.

Note 12. Debt Financing Arrangements
Our debt financing arrangements consist of the following (in thousands):

	May 4, 2024	February 3, 2024
ABL Facility, as amended	$—	$7,270
Term loan
Amended Term Loan Credit Agreement	306,250	310,625
Less: current portion of unamortized original issue discount and debt financing costs	(1,356)	(1,356)
Less: noncurrent portion of unamortized original issue discount and debt financing costs	(4,233)	(4,572)
Total term loan outstanding, net of unamortized original issue discount and debt financing costs	300,661	304,697
Less: current portion of term loan, net of unamortized original issue discount and debt financing costs	(16,144)	(16,144)
Total term loan, net of current portion and unamortized original issue discount and debt financing costs	$284,517	$288,553
Fixed mandatory principal repayments due on the outstanding term loan are as follows as of the end of the first quarter of fiscal year 2024 (in thousands):

2024	13,125
2025	17,500
2026	17,500
2027	17,500
2028	240,625
$306,250
Term Loan Credit Agreement
On June 14, 2021, we entered into a term loan credit agreement (the “Term Loan Credit Agreement”) among Bank of America, N.A., as agent, and the lenders party thereto. On May 24, 2023, we entered into an amendment to the Term Loan Credit Agreement (the “Amended Term Loan Credit Agreement”). The Amended Term Loan Credit Agreement replaced the London Interbank Offered Rate (“LIBOR”) interest rate benchmark with the Secured Overnight Financing Rate (“SOFR”) benchmark. All other material terms of the Term Loan Credit Agreement remained substantially the same after giving effect to the Amended Term Loan Credit Agreement. In March 2020 and January 2021, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) and 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), respectively. ASU 2020-04 and ASU 2021-01 include practical expedients which provide entities the option to account for qualifying amendments as if the modification was not substantial in accordance with Accounting Standards Codification (“ASC”) 470, Debt. We elected this option, accordingly, the Amended Term Loan Credit Agreement did not have a material impact on our condensed consolidated financial statements.
The Term Loan Credit Agreement provides for term loans in an initial aggregate amount of $350.0 million, which is recorded net of an original issue discount (“OID”) of $3.5 million and has a maturity date of June 14, 2028. In connection with the Term Loan Credit Agreement, we paid financing costs of approximately $6.0 million.
The elected interest rate on May 4, 2024 was approximately 11%.
As of the end of the first quarter of fiscal year 2024, we were compliant with our debt covenants under the Amended Term Loan Credit Agreement.
As of May 4, 2024, the fair value of the Amended Term Loan Credit Agreement was approximately $268.0 million. As of the end of fiscal year 2023, the fair value of the Amended Term Loan Credit Agreement was approximately $259.4 million. The fair value of the Amended Term Loan Credit Agreement is determined using current applicable rates for similar instruments as of the balance sheet date, a Level 2 measurement (as defined in “Note 18—Fair Value Measurements”).

As of the end of the first quarter of fiscal year 2024, total borrowings, net of OID and financing costs, of $300.7 million remain outstanding under the Amended Term Loan Credit Agreement. During the three-month periods ended May 4, 2024 and April 29, 2023, we recognized $8.7 million and $8.6 million, respectively, of interest expense related to the Amended Term Loan Credit Agreement. During the three-month periods ended May 4, 2024 and April 29, 2023, we recognized $0.3 million and $0.3 million, respectively, of OID and financing costs related to the Amended Term Loan Credit Agreement. The OID and financing costs are amortized over the Amended Term Loan Credit Agreement’s seven-year term and are reflected as a direct deduction of the face amount of the term loan in our condensed consolidated balance sheets. We recognize interest payments, together with amortization of the OID and financing costs, in interest expense in our condensed consolidated statements of operations and comprehensive income.
Senior Secured Asset-Based Revolving Credit Facility
In May 2015, we entered into a credit agreement for a senior secured asset-based revolving credit facility with Bank of America, N.A., which was subsequently amended in October 2017, June 2019, September 2019 and June 2021 (“ABL Facility”). Under the ABL Facility, as amended, the aggregate commitments available are $150.0 million (subject to a borrowing base), and we have the right to request additional commitments up to $50 million plus the aggregate principal amount of any permanent principal reductions we may take (subject to customary conditions precedent). The principal amount of the outstanding loans are due and payable on June 14, 2026. On April 21, 2023, we entered into a fourth amendment to the ABL Facility (the “4th Amendment”). The 4th Amendment replaced the LIBOR interest rate benchmark with the SOFR benchmark. All other material terms of the ABL Facility, as amended, remained substantially the same after giving effect to the 4th Amendment. We elected to apply the practical expedients included in ASU 2020-04 and 2021-01, accordingly, the 4th Amendment did not have a material impact on our condensed consolidated financial statements.
As of the end of the first quarter of fiscal year 2024, the applicable interest rate for borrowings under the ABL Facility, as amended, was approximately 9% per annum.
As of the end of the first quarter of fiscal year 2024, we were compliant with our debt covenants under the ABL Facility, as amended.
As of the end of the first quarter of fiscal year 2024, the maximum restricted payment utilizing the ABL Facility, as amended, that our subsidiaries could make from its net assets was $108.4 million.
We consider the carrying amounts of the ABL Facility, as amended, to approximate fair value because of the variable interest rate of this facility, a Level 2 measurement (as defined in “Note 18—Fair Value Measurements”).
Availability under the ABL Facility, as amended, as of the end of the first quarter of fiscal year 2024 was $116.1 million, which reflects no borrowings. Availability under the ABL Facility, as amended, at the end of fiscal year 2023 was $102.7 million, which reflects borrowings of $7.3 million. Standby letters of credit issued and outstanding were $11.4 million as of the end of the first quarter of fiscal year 2024 and $11.4 million as of the end of fiscal year 2023. We amortize financing costs associated with the ABL Facility, as amended, over the five-year term of the ABL Facility, as amended, and reflect them in prepaid expenses and other current assets and deposits and other noncurrent assets in our condensed consolidated balance sheets. During the three-month periods ended May 4, 2024 and April 29, 2023, amortization of financing costs for the ABL Facility, as amended, was not material. During the three-month periods ended May 4, 2024 and April 29, 2023, interest payments were $0.3 million and $0.5 million, respectively. We recognize amortization of financing costs and interest payments for the revolving credit facility in interest expense in our condensed consolidated statements of operations and comprehensive income.
Note 13. Income Taxes
Effective Tax Rate
During the three-month periods ended May 4, 2024 and April 29, 2023, the provision for income taxes were $4.5 million and $4.7 million, respectively. The effective tax rates for the three-month periods ended May 4, 2024 and April 29, 2023 were 26.9% and 28.6%, respectively. The decrease in the effective tax rate for the three-month period ended May 4, 2024 as compared to the three-month period ended April 29, 2023 was primarily due to a decrease in the amount of non-deductible compensation for covered employees relative to income before provision for income taxes for the three-month period ended May 4, 2024.

Uncertain Tax Positions
The amount of income taxes we pay is subject to ongoing audits by taxing authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. As of the end of the first quarter of fiscal year 2024, the total liability for income tax associated with unrecognized tax benefits, including interest and penalties, was $2.5 million ($2.1 million, net of federal benefit). As of the end of fiscal year 2023, the total liability for income tax associated with unrecognized tax benefits, including interest and penalties, was $2.5 million ($2.1 million, net of federal benefit). Our effective tax rate will be affected by any portion of this liability we may recognize.
We believe that it is reasonably possible that $0.4 million ($0.3 million net of federal benefit) of our liability for unrecognized tax benefits, of which the associated interest and penalties are not material, may be recognized in the next 12 months due to the expiration of statutes of limitations.
Note 14. Share-Based Compensation
Our share-based compensation expense, by award type, consists of the following (in thousands):

	Three Months Ended
	May 4, 2024	April 29, 2023
Restricted stock units	$636	$640
Restricted stock awards	36	945
Performance stock units	145	281
Stock options	395	435
Restricted cash units	368	111
Employee stock purchase plan	78	76
Share-based compensation before income taxes	1,658	2,488
Income tax detriment (benefit)	488	(308)
Net share-based compensation expense	$2,146	$2,180
RSUs
Restricted stock unit (“RSU”) activity, including performance-based stock units (“PSUs”), consists of the following (in thousands, except per share amounts):

	Shares	Weighted average grant date fair value per share
Nonvested, February 3, 2024	1,953	$4.14
Granted	323	$4.51
Vested	(203)	$3.71
Forfeited	(45)	$6.36
Nonvested, May 4, 2024	2,028	$4.20
As of the end of the first quarter of fiscal year 2024, unrecognized compensation expense related to unvested RSUs, including PSUs, was $5.9 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.
Restricted Stock Awards
Restricted stock award activity consists of the following (in thousands, except per share amounts):

	Shares	Weighted average grant date fair value per share
Nonvested, February 3, 2024	5	$27.00
Granted	—
Vested	(1)	$27.00
Forfeited	—
Nonvested, May 4, 2024	4	$27.00
As of the end of the first quarter of fiscal year 2024, unrecognized compensation expense related to unvested restricted stock awards was $0.1 million, which is expected to be recognized over a weighted average period of approximately 0.6 years.
Stock Options
Stock option activity consists of the following (in thousands, except per share and contractual life amounts):

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, February 3, 2024	2,352	$4.98
Granted	524	$4.51
Exercised	—
Forfeited	(82)	$6.24
Outstanding, May 4, 2024	2,794	$4.85	8.7	$3,596
Exercisable, May 4, 2024	639	$6.07	7.9	$724
As of the end of the first quarter of fiscal year 2024, unrecognized compensation expense related to unvested stock options was $5.0 million, which is expected to be recognized over a weighted average period of approximately 3.0 years.
RCUs
Restricted cash units (“RCUs”) are awarded to certain employees, non-employee directors and consultants and represent the right to receive a cash payment at the end of a vesting period, subject to the employee’s continued employment or service as a director or consultant. In general, RCUs vest in equal installments each year over 4 years. RCUs are cash-settled with the value of each vested RCU equal to the lower of the closing price per share of our common stock on the vesting date or a specified per share price cap. We determined that RCUs are in-substance liabilities accounted for as liability instruments in accordance with ASC 718, Compensation—Stock Compensation, due to this cash settlement feature. RCUs are remeasured based on the closing price per share of our common stock at the end of each reporting period. As of the end of the first quarter of fiscal year 2024, the liability associated with unvested RCUs was $0.3 million, which is included in accrued and other current liabilities in the condensed consolidated balance sheet.
Note 15. Commitments and Contingencies
Litigation
In November 2022, a class action complaint was filed against us in the U.S. District Court for the Central District of California (“the Court”), captioned Sandra Waswick v. Torrid Holdings Inc., et al. An amended complaint was filed in May 2023. The amended complaint alleges that certain statements in our registration statement on Form S-1 related to our IPO and in subsequent SEC filings and earnings calls were allegedly false and misleading. On December 1, 2023, the Court granted defendants’ motion to dismiss with leave to amend. Plaintiffs filed a further amended complaint on December 22, 2023, and defendants again moved to dismiss on January 26, 2024. Two shareholder derivative complaints were filed in September and October 2023 in the U.S. District Court for the District of Delaware against us (as a nominal defendant) and certain officers and directors, captioned Allegra Morgado v. Lisa Harper, et al. and Nicole Long v. Lisa Harper, et al. The derivative complaints similarly allege that certain statements were allegedly false and misleading and that the individual defendants breached their fiduciary duties. The derivative cases have been consolidated and stayed, pending further developments in the securities class action. We believe that these allegations are without merit and intend to vigorously defend ourselves against these claims. We are currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.
From time to time, we are involved in other matters of litigation that arise in the ordinary course of business. Though significant litigation or awards against us could seriously harm our business and financial results, we do not at this time expect these other matters of litigation to have a material adverse effect on our condensed consolidated financial statements.
Indemnities, Commitments and Guarantees
During the ordinary course of business, we have made certain other indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to our Board of Directors ("Board") and officers to the maximum extent permitted. Commitments include those given to various merchandise vendors and suppliers. From time to time, we have issued guarantees in the form of standby letters of credit as security for workers’ compensation claims (our letters of credit are discussed in more detail in “Note 12—Debt Financing Arrangements”). The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated financial statements as no demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our condensed consolidated financial statements.
Note 16. Share Repurchases
On December 6, 2021, our Board authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. As of May 4, 2024, we had approximately $44.9 million remaining under the share repurchase program. For the three-month periods ended May 4, 2024 and April 29, 2023, we did not repurchase any shares.
We have elected to retire shares repurchased to date. Shares retired become part of the pool of authorized but unissued shares. We have elected to record the purchase price of the retired shares in excess of par value, including transaction costs, directly as an increase in accumulated deficit.
Note 17. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period, inclusive of potentially dilutive common share equivalents outstanding for the period. During the three-month period ended May 4, 2024, there were approximately 1.0 million potentially dilutive common share equivalents outstanding that were included in the computation of diluted earnings per share. During the three-month period ended May 4, 2024, there were approximately 0.3 million restricted stock awards and RSUs, including PSUs, and approximately 2.2 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved. During the three-month period ended April 29, 2023, there were approximately 0.2 million potentially dilutive common share equivalents outstanding that were included in the computation of diluted earnings per share. During the three-month period ended April 29, 2023, there were approximately 1.0 million restricted stock awards and RSUs, including PSUs, and approximately 2.0 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved.

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
Financial assets and liabilities measured at fair value on a recurring basis as of the end of the first quarter of fiscal year 2024 consisted of the following (in thousands):

	May 4, 2024	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$4,911	$4,911	$—	$—
Total assets	$4,911	$4,911	$—	$—
Liabilities:
Deferred compensation plan liability (noncurrent)	$5,259	$—	$5,259	$—
Total liabilities	$5,259	$—	$5,259	$—
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
Note 19. Deferred Compensation Plan
On August 1, 2015, we established the Torrid Management Deferred Compensation Plan (“Deferred Compensation Plan”) for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, as amended. All deferrals and associated earnings are our general unsecured obligations. We may at our discretion contribute certain amounts to eligible employees’ accounts. To the extent participants were ineligible to receive contributions from participation in our 401(k) Plan (as defined in “Note 20—Employee Benefit Plan”), we contributed 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts. As of the end of the first quarter of fiscal year 2024 and as of the end of fiscal year 2023, we did not have any assets of the Deferred Compensation Plan and the associated liabilities were $5.5 million and $5.6 million, respectively, included in our condensed consolidated balance sheets. As of the end of the first quarter of fiscal year 2024, $0.2 million of the $5.5 million Deferred Compensation Plan liabilities were included in accrued and other current liabilities in our condensed consolidated balance sheets. As of the end of fiscal year 2023, $0.1 million of the $5.6 million Deferred Compensation Plan liabilities were included in accrued and other current liabilities in our condensed consolidated balance sheets.
Note 20. Employee Benefit Plan
On August 1, 2015, we adopted the Torrid 401(k) Plan (“401(k) Plan”). All employees who have been employed by us for at least 200 hours and are at least 21 years of age are eligible to participate. Employees may contribute up to 80% of their eligible compensation to the 401(k) Plan, subject to a statutorily prescribed annual limit. We may at our discretion contribute certain amounts to eligible employees’ accounts. We may contribute 50% of the first 4% of participants’ eligible contributions into their 401(k) Plan accounts. During the three-month periods ended May 4, 2024 and April 29, 2023, we contributed $0.2 million and $0.2 million, respectively, to eligible employees’ Torrid 401(k) Plan accounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those described below and in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the SEC on April 2, 2024 and in our other filings with the SEC and public communications.
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

	May 4, 2024	April 29, 2023
Number of stores (as of end of period)	658	638

	Three Months Ended
	(in thousands, except percentages)
	May 4, 2024	April 29, 2023
Comparable sales(A)	(9)%	(14)%
Net income	$12,172	$11,808
Adjusted EBITDA(B)	$38,227	$38,260

(A)Comparable sales for the first quarter of fiscal year 2024 compares sales for the 13-week period ended May 4, 2024 with sales for the 13-week period ended May 6, 2023. Comparable sales for the first quarter of fiscal year 2023 compares sales for the 13-week period ended April 29, 2023 with sales for the 13-week period ended April 30, 2022.
(B)Please refer to “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.
Comparable Sales. We define comparable sales for any given period as the sales of our e-Commerce operations and stores that we have included in our comparable sales base during that period. We include a store in our comparable sales base after it has been open for 15 full fiscal months. If a store is closed during a fiscal year, it is only included in the computation of comparable sales for the full fiscal months in which it was open. Comparable sales for the first quarter of fiscal year 2024 compares sales for the 13-week period ended May 4, 2024 with sales for the 13-week period ended May 6, 2023. Comparable sales for the first quarter of fiscal year 2023 compares sales for the 13-week period ended April 29, 2023 with sales for the 13-week period ended April 30, 2022. Partial fiscal months are excluded from the computation of comparable sales. We apply current year foreign currency exchange rates to both current year and prior year comparable sales to remove the impact of foreign currency fluctuation and achieve a consistent basis for comparison. Comparable sales allow us to evaluate how our unified commerce business is performing exclusive of the effects of non-comparable sales and new store openings.
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

Adjusted EBITDA. Adjusted EBITDA is a supplemental measure of our operating performance that is neither required by, nor presented in accordance with GAAP and our calculation thereof may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA represents GAAP net income (loss) plus interest expense less interest income, net of other expense (income), plus provision for less (benefit from) income taxes, depreciation and amortization (“EBITDA”), and share-based compensation, noncash deductions and charges and other expenses. We believe Adjusted EBITDA facilitates operating performance comparisons from period to period by isolating the effects of certain items that vary from period to period without any correlation to ongoing operating performance. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting the overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and, as such, use it internally to report and analyze our results and as a benchmark to determine certain non-equity incentive payments made to executives.
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
Customer Migration from Single to Omni-channel. We have a history of converting customers from single-channel customers to omni-channel customers, defined as active customers who shopped both online and in-store within the last twelve months. Customers that shop across multiple channels purchase from us more frequently and spent approximately 3.5 times more per year than our single-channel customer during fiscal year 2023.
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
Interest Expense. Interest expense consists primarily of interest expense and other fees associated with our ABL Facility, as amended, and our Amended Term Loan Credit Agreement.
Provision for Income Taxes. Our provision for income taxes consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions and uncertain tax positions.
Results of Operations
Three Months Ended May 4, 2024 Compared to Three Months Ended April 29, 2023
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	May 4, 2024	% of Net Sales	April 29, 2023	% of Net Sales
Net sales	$279,771	100.0%	$293,854	100.0%
Cost of goods sold	164,350	58.7%	183,212	62.3%
Gross profit	115,421	41.3%	110,642	37.7%
Selling, general and administrative expenses	76,466	27.3%	71,228	24.3%
Marketing expenses	12,812	4.6%	13,351	4.5%
Income from operations	26,143	9.3%	26,063	8.9%
Interest expense	9,377	3.4%	9,468	3.3%
Other expense, net of other income	110	0.0%	60	0.0%
Income before provision for income taxes	16,656	6.0%	16,535	5.6%
Provision for income taxes	4,484	1.6%	4,727	1.6%
Net income	$12,172	4.4%	$11,808	4.0%

The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	May 4, 2024	April 29, 2023
Net income	$12,172	$11,808
Interest expense	9,377	9,468
Other expense, net of other income	110	60
Provision for income taxes	4,484	4,727
Depreciation and amortization(A)	9,259	9,238
Share-based compensation(B)	1,658	2,488
Non-cash deductions and charges(C)	(58)	43
Other expenses(D)	1,225	428
Adjusted EBITDA	$38,227	$38,260

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)During the three months ended May 4, 2024 and April 29, 2023, share-based compensation includes $0.4 million and $0.1 million, respectively, for awards that will be settled in cash as they are accounted for as share-based compensation in accordance with ASC 718, Compensation—Stock Compensation, similar to awards settled in shares.
(C)Noncash deductions and charges includes non-cash losses on property and equipment disposals and the net impact of non-cash rent expense.
(D)Other expenses include severance costs for certain key management positions and certain litigation fees, and the reimbursement of certain management expenses, primarily for travel, incurred by Sycamore on our behalf, which are not considered to be part of our core business.
Net Sales
Net sales decreased $14.1 million, or 4.8%, to $279.8 million for the three months ended May 4, 2024, from $293.9 million for the three months ended April 29, 2023. This decrease was primarily driven by a decrease in sales transactions and a decrease in PLCC Funds, partially offset by improved pricing strategies. The total number of stores we operate increased by 20 stores, or 3.1%, to 658 stores as of May 4, 2024, from 638 stores as of April 29, 2023.
Gross Profit
Gross profit for the three months ended May 4, 2024 increased $4.8 million, or 4.3%, to $115.4 million, from $110.6 million for the three months ended April 29, 2023. This increase was primarily due to improved merchandise margin and decreased merchandising payroll costs and distribution center expenses. Gross profit as a percentage of net sales increased 3.6% to 41.3% for the three months ended May 4, 2024 from 37.7% for the three months ended April 29, 2023. This increase was primarily driven by improved merchandise margin due to reduced product costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended May 4, 2024 increased $5.2 million, or 7.4%, to $76.5 million, from $71.2 million for the three months ended April 29, 2023. The increase was primarily due to a $4.3 million increase in performance bonuses and a $3.2 million increase in headquarters general and administrative expenses, partially offset by a $2.3 million decrease in store and e-Commerce payroll costs. Selling, general and administrative expenses as a percentage of net sales increased 3.0% to 27.3% for the three months ended May 4, 2024 from 24.3% for the three months ended April 29, 2023. This increase was primarily driven by increased performance bonuses and headquarters general and administrative expenses.
Marketing Expenses
Marketing expenses for the three months ended May 4, 2024 decreased $0.6 million, or 4.5%, to $12.8 million, from $13.4 million for the three months ended April 29, 2023. The decrease was primarily due to decreases in performance marketing, such as retargeting, email/SMS marketing, store marketing and marketing team payroll, partially offset by increases in social media and model search spend. Marketing expenses as a percentage of net sales increased 0.1% to 4.6% during the three months ended May 4, 2024 from 4.5% during the three months ended April 29, 2023. This increase was due to deleverage of our marketing expenses as a result of lower net sales.

Interest Expense
Interest expense was $9.4 million for the three months ended May 4, 2024, compared to $9.5 million for the three months ended April 29, 2023. The decrease was primarily due to a lower Amended Term Loan Credit Agreement balance due to principal payments and reduced borrowings under the ABL Facility, as amended.
Provision for Income Taxes
The provision for income taxes were $4.5 million and $4.7 million for the three months ended May 4, 2024 and April 29, 2023, respectively. Our effective tax rate was 26.9% for the three months ended May 4, 2024 and 28.6% for the three months ended April 29, 2023. The decrease in the effective tax rate for the three months ended May 4, 2024 as compared to the three months ended April 29, 2023 was primarily due to a decrease in the amount of non-deductible compensation for covered employees relative to income before provision for income taxes for the three months ended May 4, 2024.
Liquidity and Capital Resources
General
Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our ABL Facility, as amended. Availability under the ABL Facility, as amended, as of the end of the first quarter of fiscal year 2024, was $116.1 million, which reflects no borrowings. Our primary cash needs are for merchandise inventories, payroll, rent for our stores, headquarters and distribution center, capital expenditures associated with opening new stores and updating existing stores, logistics and information technology. We also need cash to fund our interest and principal payments on the Amended Term Loan Credit Agreement, and make discretionary repurchases of our common stock. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, prepaid expenses and other current assets, accounts payable, accrued and other current liabilities and operating lease liabilities. We believe that cash generated from operations and the availability of borrowings under our ABL Facility, as amended, or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our ABL Facility, as amended, or otherwise to enable us to service our indebtedness, or to make capital expenditures in the future. Our future operating performance and our ability to service or extend our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
July 2023 Reduction in Workforce
In July 2023, we implemented a strategic reduction of approximately 5% of our workforce employed in our headquarters in City of Industry, California. Costs to implement the workforce reduction were comprised primarily of severance payments and continuing health care coverage over the severance period. In July 2023, we recognized $1.5 million of expense related to the workforce reduction in selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive income. None of our employees are represented by a labor union or are party to a collective bargaining agreement.
Cash Flow Analysis
A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Three Months Ended
	May 4, 2024	April 29, 2023
Net cash provided by operating activities	$27,624	$11,223
Net cash used in investing activities	(7,008)	(5,660)
Net cash used in financing activities	(11,859)	(800)
Net Cash Provided By Operating Activities
Operating activities consist primarily of net income adjusted for noncash items, including depreciation and amortization and share-based compensation, the effect of working capital changes and taxes paid.

Net cash provided by operating activities during the three months ended May 4, 2024 was $27.6 million compared to $11.2 million during the three months ended April 29, 2023. The increase in cash provided by operating activities during the three months ended May 4, 2024 was primarily as a result of increases in accounts payable and accrued expenses and other current liabilities, partially offset by an increase in inventory purchases and a decrease in operating lease liabilities.
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
Net cash flows used in investing activities during the three months ended May 4, 2024 was $7.0 million, compared to $5.7 million during the three months ended April 29, 2023. The increase in cash used in investing activities was primarily as a result of an increase in capital expenditures related to our West Jefferson, Ohio distribution center and increased capital expenditures related to the opening of new stores and store relocations during the three months ended May 4, 2024, compared to the three months ended April 29, 2023.
Net Cash Used In Financing Activities
Financing activities consist primarily of (i) borrowings and repayments related to our ABL Facility, as amended, (ii) borrowings and repayments related to the Amended Term Loan Credit Agreement and (iii) repurchases and retirement of our common stock.
Net cash used in financing activities during the three months ended May 4, 2024 was $11.9 million compared to $0.8 million during the three months ended April 29, 2023. The increase in net cash used in financing activities is primarily due to an increase in net repayments related to the ABL Facility, as amended.
Debt Financing Arrangements
As of May 4, 2024, we had $300.7 million of outstanding indebtedness, net of unamortized original issue discount and debt financing costs, consisting of term loans under the Amended Term Loan Credit Agreement. As of May 4, 2024, we had no borrowings under the ABL Facility, as amended. Please refer to “Note 12—Debt Financing Arrangements” for further discussion regarding our indebtedness.
Critical Accounting Policies and Significant Estimates
There have been no material changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk profile as of February 3, 2024 is disclosed in our Annual Report on Form 10-K and has not materially changed. Please refer to “Note 12—Debt Financing Arrangements” for further discussion regarding our indebtedness.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We, under the supervision of and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 4, 2024, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes during the three months ended May 4, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 6, 2021, our Board authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. During the three months ended May 4, 2024, we did not repurchase any shares of our common stock. As of May 4, 2024, we had approximately $44.9 million remaining under the share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Torrid Holdings Inc., dated July 6, 2021.	8-K	July 6, 2021	3.1
3.2	Amended and Restated Bylaws of Torrid Holdings Inc.	10-K	March 28, 2023	3.2
10.1*	Third Amendment to the Amended and Restated Services Agreement, dated May 3, 2024, between Torrid LLC and Hot Topic, Inc.
10.2*	Fifth Amendment to the Services Agreement, dated May 30, 2024, between Torrid LLC and Hot Topic, Inc.
10.3*	Consulting Agreement, dated June 17, 2024, between Torrid Administration, Inc. and Alpine Retail Group, LLC.
10.4+*	Employment Offer & Agreement between Torrid Administration, Inc. and Hyon Park, dated August 2, 2022.
10.5+*	Promotion Letter by and between Torrid Holdings Inc. and Hyon Park, dated June 6, 2024.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in City of Industry, California on June 12, 2024.

Torrid Holdings Inc.

By:	/s/ Lisa Harper
Name:	Lisa Harper
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Paula Dempsey
Name:	Paula Dempsey
Title:	Chief Financial Officer
(Principal Financial Officer)