Form 10-Q
period 2024-08-03
Torrid Holdings Inc.
filed 2024-09-09
CIK 1792781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of September 6, 2024, there were approximately 104,680,230 shares of the registrant’s common stock outstanding.

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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	August 3, 2024	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$53,940	$11,735
Restricted cash	399	399
Inventory	128,431	142,199
Prepaid expenses and other current assets	30,295	22,229
Prepaid income taxes	4,134	2,561
Total current assets	217,199	179,123
Property and equipment, net	91,608	103,516
Operating lease right-of-use assets	144,682	162,444
Deposits and other noncurrent assets	16,919	14,783
Deferred tax assets	8,681	8,681
Intangible asset	8,400	8,400
Total assets	$487,489	$476,947
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$68,371	$46,183
Accrued and other current liabilities	116,777	107,750
Operating lease liabilities	38,638	42,760
Borrowings under credit facility	—	7,270
Current portion of term loan	16,144	16,144
Due to related parties	4,975	9,329
Income taxes payable	722	2,671
Total current liabilities	245,627	232,107
Noncurrent operating lease liabilities	139,001	155,825
Term loan	280,481	288,553
Deferred compensation	5,018	5,474
Other noncurrent liabilities	6,308	6,705
Total liabilities	676,435	688,664
Commitments and contingencies (Note 15)
Stockholders' deficit
Preferred shares: $0.01 par value; 5,000,000 shares authorized; zero shares issued and outstanding at August 3, 2024 and February 3, 2024	—	—
Common shares: $0.01 par value; 1,000,000,000 shares authorized; 104,637,273 shares issued and outstanding at August 3, 2024; 104,204,554 shares issued and outstanding at February 3, 2024	1,048	1,043
Additional paid-in capital	137,593	135,140
Accumulated deficit	(327,087)	(347,587)
Accumulated other comprehensive loss	(500)	(313)
Total stockholders' deficit	(188,946)	(211,717)
Total liabilities and stockholders' deficit	$487,489	$476,947
The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	$284,638	$289,144	$564,409	$582,998
Cost of goods sold	174,380	186,467	338,730	369,679
Gross profit	110,258	102,677	225,679	213,319
Selling, general and administrative expenses	76,838	69,591	153,304	140,819
Marketing expenses	13,007	12,898	25,819	26,249
Income from operations	20,413	20,188	46,556	46,251
Interest expense	9,142	9,606	18,519	19,074
Other income, net of other expense	(124)	(89)	(14)	(29)
Income before provision for income taxes	11,395	10,671	28,051	27,206
Provision for income taxes	3,067	4,042	7,551	8,769
Net income	$8,328	$6,629	$20,500	$18,437
Comprehensive income:
Net income	$8,328	$6,629	$20,500	$18,437
Other comprehensive (loss) income:
Foreign currency translation adjustment	(98)	227	(187)	57
Total other comprehensive (loss) income	(98)	227	(187)	57
Comprehensive income	$8,230	$6,856	$20,313	$18,494
Net earnings per share:
Basic	$0.08	$0.06	$0.20	$0.18
Diluted	$0.08	$0.06	$0.19	$0.18
Weighted average number of shares:
Basic	104,500	103,930	104,384	103,865
Diluted	106,074	104,172	105,728	104,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands)

	Six Months Ended August 3, 2024
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance at February 3, 2024	104,205	$1,043	$135,140	$(347,587)	$(313)	$(211,717)
Net income	—	—	—	12,172	—	12,172
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	141	1	(297)	—	—	(296)
Share-based compensation	—	—	1,290	—	—	1,290
Other comprehensive loss	—	—	—	—	(89)	(89)
Balance at May 4, 2024	104,346	1,044	136,133	(335,415)	(402)	(198,640)
Net income	—	—	—	8,328	—	8,328
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	184	2	(125)	—	—	(123)
Issuance of common shares related to exercise of stock options	60	1	233	—	—	234
Issuance of common shares related to employee stock purchase plan	47	1	230	—	—	231
Share-based compensation	—	—	1,122	—	—	1,122
Other comprehensive loss	—	—	—	—	(98)	(98)
Balance at August 3, 2024	104,637	$1,048	$137,593	$(327,087)	$(500)	$(188,946)

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
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

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended August 3, 2024	Six Months Ended July 29, 2023
OPERATING ACTIVITIES
Net income	$20,500	$18,437
Adjustments to reconcile net income to net cash provided by operating activities:
Write down of inventory	992	1,523
Operating right-of-use assets amortization	20,242	20,119
Depreciation and other amortization	18,940	19,077
Share-based compensation	3,846	4,396
Other	(780)	(1,437)
Changes in operating assets and liabilities:
Inventory	12,527	20,738
Prepaid expenses and other current assets	(8,066)	(3,908)
Prepaid income taxes	(1,573)	(2,001)
Deposits and other noncurrent assets	(2,225)	(4,386)
Accounts payable	23,081	(13,291)
Accrued and other current liabilities	10,509	(389)
Operating lease liabilities	(22,457)	(25,278)
Other noncurrent liabilities	(330)	(294)
Deferred compensation	(456)	608
Due to related parties	(4,354)	(2,219)
Income taxes payable	(1,949)	—
Net cash provided by operating activities	68,447	31,695
INVESTING ACTIVITIES
Purchases of property and equipment	(10,180)	(9,593)
Net cash used in investing activities	(10,180)	(9,593)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	62,780	346,280
Principal payments on revolving credit facility	(70,050)	(354,660)
Principal payments on term loan	(8,750)	(8,750)
Proceeds from issuances under share-based compensation plans	523	200
Withholding tax payments related to vesting of restricted stock units and awards	(484)	(188)
Net cash used in financing activities	(15,981)	(17,118)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(81)	(9)
Increase in cash, cash equivalents and restricted cash	42,205	4,975
Cash, cash equivalents and restricted cash at beginning of period	12,134	13,935
Cash, cash equivalents and restricted cash at end of period	$54,339	$18,910
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest related to the revolving credit facility and term loan	$18,529	$15,469
Cash paid during the period for income taxes	$11,093	$10,759
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued liabilities	$1,115	$1,722
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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 and each fiscal year is generally comprised of four 13-week quarters (although in years with 53 weeks, the fourth quarter is comprised of 14 weeks). Fiscal year 2024 is a 52-week year and fiscal year 2023 was a 53-week year. Fiscal years are identified according to the calendar year in which they begin. For example, references to “fiscal year 2024” or similar references refer to the fiscal year ending February 1, 2025. References to the second quarter of fiscal years 2024 and 2023 and to the three- and six-month periods ended August 3, 2024 and July 29, 2023, respectively, refer to the 13- and 26-week periods then ended.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three- and six-month periods ended August 3, 2024 and July 29, 2023 are not necessarily indicative of the results that may be expected for any future interim periods, the fiscal year ending February 1, 2025, or for any future fiscal year.
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
Segment Reporting
We have determined that we have one reportable segment, which includes the operation of our e-Commerce platform and stores. The single segment was identified based on how the Chief Operating Decision Maker, who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources. Net sales related to our operations in Canada and Puerto Rico during the three- and six-month periods ended August 3, 2024 and July 29, 2023 were not material, and therefore are not reported separately from domestic net sales.

Store Pre-Opening Costs
Costs incurred in connection with the opening of new stores, store remodels or relocations are expensed as incurred in selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive income. We incurred $0.2 million and $0.6 million of pre-opening costs during the three- and six-month periods ended August 3, 2024, respectively. We incurred $0.3 million and $0.6 million of pre-opening costs during the three- and six-month periods ended July 29, 2023, respectively.
Note 2. Accounting Standards
Recently Adopted Accounting Standards during the Six-Month Period Ended August 3, 2024
We did not adopt any new accounting standards during the six-month period ended August 3, 2024.
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
Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	August 3, 2024	February 3, 2024
Prepaid and other information technology expenses	14,349	10,975
PLCC Funds receivable	2,961	2,759
Prepaid advertising	921	389
Prepaid casualty insurance	3,657	2,489
Other	8,407	5,617
Prepaid expenses and other current assets	$30,295	$22,229

Note 5. Property and Equipment
Property and equipment are summarized as follows (in thousands):

	August 3, 2024	February 3, 2024
Property and equipment, at cost
Leasehold improvements	$191,723	$187,114
Furniture, fixtures and equipment	121,441	122,746
Software and licenses	14,958	14,809
Construction-in-progress	1,630	3,241
	329,752	327,910
Less: Accumulated depreciation and amortization	(238,144)	(224,394)
Property and equipment, net	$91,608	$103,516
We recorded depreciation expense related to our property and equipment in the amounts of $8.9 million and $18.2 million during the three- and six-month periods ended August 3, 2024, respectively. We recorded depreciation expense related to our property and equipment in the amounts of $9.1 million and $18.3 million during the three- and six-month periods ended July 29, 2023, respectively.
We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. During the three- and six-month periods ended August 3, 2024 and July 29, 2023, we did not recognize any impairment charges.
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
Deferred implementation costs incurred in cloud computing arrangements that are service contracts are summarized as follows (in thousands):

	August 3, 2024	February 3, 2024
Internal use of third party hosted software, gross	$35,250	$28,516
Less: Accumulated amortization	(14,607)	(11,360)
Internal use of third party hosted software, net	$20,643	$17,156
During the three- and six-month periods ended August 3, 2024, we amortized approximately $1.6 million and $3.2 million, respectively, of implementation costs incurred in cloud computing arrangements that are service contracts. During the three- and six-month periods ended July 29, 2023, we amortized approximately $0.7 million and $1.7 million, respectively, of implementation costs incurred in cloud computing arrangements that are service contracts.

Note 7. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	August 3, 2024	February 3, 2024
Accrued inventory-in-transit	$24,631	$23,227
Accrued payroll and related expenses	21,313	13,780
Accrued loyalty program	13,708	12,526
Gift cards	10,618	12,974
Accrued sales return allowance	5,477	6,018
Accrued freight	7,478	5,470
Accrued marketing	4,585	3,862
Accrued sales and use tax	3,914	3,354
Accrued self-insurance liabilities	2,868	3,313
Deferred revenue	2,981	1,949
Accrued purchases of property and equipment	604	3,121
Accrued lease costs	3,232	3,306
Term loan interest payable	2,750	3,548
Other	12,618	11,302
Accrued and other current liabilities	$116,777	$107,750
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
Our lease costs during the three- and six-month periods ended August 3, 2024 and July 29, 2023 consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Fixed operating lease cost	$12,663	$12,694	$25,808	$26,345
Short-term lease cost	40	37	79	66
Variable lease cost	5,539	5,334	11,137	10,476
Total lease cost	$18,242	$18,065	$37,024	$36,887
Other supplementary information related to our leases is reflected in the table below (in thousands, except lease term and discount rate data):

	Six Months Ended
	August 3, 2024	July 29, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$29,487	$30,025
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,068	$8,042
Decrease in right-of-use assets resulting from operating lease modifications or remeasurements	$1,830	$4,819
Weighted average remaining lease term - operating leases	5 years	5 years
Weighted average discount rate - operating leases	7%	6%

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
Our revenue, disaggregated by product category, consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Apparel	$259,782	$254,569	$512,515	$513,482
Non-apparel	17,536	26,309	37,828	53,157
Other	7,320	8,266	14,066	16,359
Total net sales	$284,638	$289,144	$564,409	$582,998
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
We recognize a contract liability when we receive consideration from a customer before our performance obligations under the terms of a contract or an implied arrangement with the customer are satisfied. During the six-month period ended August 3, 2024, we recognized revenue of approximately $8.8 million and $7.9 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2024. During the six-month period ended July 29, 2023, we recognized revenue of approximately $8.6 million and $4.6 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2023.
Note 10. Loyalty Program
We operate our loyalty program, Torrid Rewards, in all our stores and on www.torrid.com. Under this program, customers accumulate points based on purchase activity and qualifying non-purchase activity. Upon reaching a certain point level, customers can earn awards that may only be redeemed for merchandise. Unredeemed points typically expire after 13 months without additional purchase and qualifying non-purchase activity and unredeemed awards typically expire 45 days after issuance. We use historical redemption rates to estimate the value of future award redemptions and we recognize the estimated value of these future awards as a reduction of revenue in the condensed consolidated statements of operations and comprehensive income in the period the points are earned by the customer. As of the end of the second quarter of fiscal year 2024 and as of the end of fiscal year 2023, we had $13.7 million and $12.5 million, respectively, in deferred revenue related to our loyalty program included in accrued and other current liabilities in the condensed consolidated balance sheets. During the three- and six-month periods ended August 3, 2024, we recorded $1.8 million and $1.2 million, respectively, as a reduction to net sales. During the three-month period ended July 29, 2023, we recorded $0.2 million as a reduction of net sales, and during the six-month period ended July 29, 2023, we recorded $0.5 million as a benefit to net sales. Actual results may differ from our estimates, resulting in changes to net sales.
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
During the three- and six-month periods ended August 3, 2024, Hot Topic charged us $0.5 million and $1.0 million, respectively, for various services under the applicable service agreements, all of which were recorded as components of selling, general and administrative expenses. During the three- and six-month periods ended July 29, 2023, Hot Topic charged us $0.5 million and $1.1 million, respectively, for various services under the applicable service agreements, all of which were recorded as components of selling, general and administrative expenses. As of the end of the second quarter of fiscal year 2024 and as of the end of fiscal year 2023, we owed $0.4 million and $0.2 million, respectively, to Hot Topic for these services which is included in due to related parties in our condensed consolidated balance sheets.
On August 1, 2019, we entered into a services agreement with Hot Topic, which was subsequently amended on July 31, 2022, September 30, 2022, December 1, 2022, January 1, 2024, and most recently, on May 30, 2024 (“Amended Reverse Services Agreement”). Under the Amended Reverse Services Agreement, Torrid provides Hot Topic with certain information technology services for a fixed fee. The May 30, 2024 amendment solely amends certain pricing information. The term of the Amended Reverse Services Agreement will end on October 25, 2025 or when it is terminated by us or Hot Topic.
During the three- and six-month periods ended August 3, 2024, we charged Hot Topic $0.1 million and $0.4 million, respectively, for these services. During the three- and six-month periods ended July 29, 2023, we charged Hot Topic $0.5 million and $0.9 million, respectively, for these services. As of the end of the second quarter of fiscal year 2024 and as of the end of fiscal year 2023, Hot Topic owed us $0.1 million and $0.1 million, respectively, for these services.
Hot Topic incurs certain direct expenses on our behalf, such as payments to our non-merchandise vendors and each month, we pay Hot Topic for these pass-through expenses. As of the end of the second quarter of fiscal year 2024, the net amount we owed Hot Topic for these expenses was $0.1 million, and as of the end of fiscal year 2023, the net amount we owed Hot Topic for these expenses was $0.4 million, which is included in due to related parties in our condensed consolidated balance sheets.
Sponsor Advisory Services Agreement
On May 1, 2015, we entered into an advisory services agreement with Sycamore, pursuant to which Sycamore agreed to provide strategic planning and other related services to us. We are obligated to reimburse Sycamore for its expenses incurred in connection with providing such advisory services to us. As of the end of the second quarter of fiscal year 2024 and as of the end of fiscal year 2023, there were no amounts due, and during the three- and six-month periods ended August 3, 2024 and July 29, 2023, no amounts were paid under this agreement.
From time to time, we reimburse Sycamore for certain management expenses it pays on our behalf. During the three-month periods ended August 3, 2024 and July 29, 2023, the amounts paid to Sycamore for these expenses were not material. During the six-month periods ended August 3, 2024 and July 29, 2023, the amounts paid to Sycamore for these expenses were not material. As of the end of the second quarter of fiscal year 2024 and as of the end of fiscal year 2023, there was no amount due.
Other Related Party Transactions
MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During the three- and six-month periods ended August 3, 2024, cost of goods sold included $10.5 million and $22.5 million, respectively, related to the sale of merchandise purchased from this supplier. During the three- and six-month periods ended July 29, 2023, cost of goods sold included $15.6 million and $30.9 million, respectively, related to the sale of merchandise purchased from this supplier. As of the end of the second quarter of fiscal year 2024 and as of the end of fiscal year 2023, the net amounts we owed MGF Sourcing US, LLC for these purchases were $4.6 million and $8.9 million, respectively. This liability is included in due to related parties in our condensed consolidated balance sheets.
HU Merchandising, LLC, a subsidiary of Hot Topic, is one of our suppliers. During the three-month period ended August 3, 2024, cost of goods sold related to the sale of merchandise purchased from this supplier was not material, and during the six-month period ended August 3, 2024, cost of goods sold included $0.2 million related to the sale of merchandise purchased from this supplier. During the three- and six-month periods ended July 29, 2023, cost of goods sold included $0.2 million in both periods, related to the sale of merchandise purchased from this supplier. As of the end of the second quarter of fiscal year 2024, there was no amount due to HU Merchandising, LLC, and as of the end of fiscal year 2023, the amount due to HU Merchandising, LLC was not material.

Note 12. Debt Financing Arrangements
Our debt financing arrangements consist of the following (in thousands):

	August 3, 2024	February 3, 2024
ABL Facility, as amended	$—	$7,270
Term loan
Amended Term Loan Credit Agreement	301,875	310,625
Less: current portion of unamortized original issue discount and debt financing costs	(1,356)	(1,356)
Less: noncurrent portion of unamortized original issue discount and debt financing costs	(3,894)	(4,572)
Total term loan outstanding, net of unamortized original issue discount and debt financing costs	296,625	304,697
Less: current portion of term loan, net of unamortized original issue discount and debt financing costs	(16,144)	(16,144)
Total term loan, net of current portion and unamortized original issue discount and debt financing costs	$280,481	$288,553
Fixed mandatory principal repayments due on the outstanding term loan are as follows as of the end of the second quarter of fiscal year 2024 (in thousands):

2024	8,750
2025	17,500
2026	17,500
2027	17,500
2028	240,625
$301,875
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
The elected interest rate on August 3, 2024 was approximately 11%.
As of the end of the second quarter of fiscal year 2024, we were compliant with our debt covenants under the Amended Term Loan Credit Agreement.
As of August 3, 2024, the fair value of the Amended Term Loan Credit Agreement was approximately $281.5 million. As of the end of fiscal year 2023, the fair value of the Amended Term Loan Credit Agreement was approximately $259.4 million. The fair value of the Amended Term Loan Credit Agreement is determined using current applicable rates for similar instruments as of the balance sheet date, a Level 2 measurement (as defined in “Note 18—Fair Value Measurements”).

As of the end of the second quarter of fiscal year 2024, total borrowings, net of OID and financing costs, of $296.6 million remain outstanding under the Amended Term Loan Credit Agreement. During the three- and six-month periods ended August 3, 2024, we recognized $8.6 million and $17.3 million, respectively, of interest expense related to the Amended Term Loan Credit Agreement. During the three- and six-month periods ended July 29, 2023, we recognized $8.9 million and $17.4 million, respectively, of interest expense related to the Amended Term Loan Credit Agreement. During the three- and six-month periods ended August 3, 2024, we recognized $0.3 million and $0.6 million, respectively, of OID and financing costs related to the Amended Term Loan Credit Agreement. During the three- and six-month periods ended July 29, 2023, we recognized $0.3 million and $0.6 million, respectively, of OID and financing costs related to the Amended Term Loan Credit Agreement. The OID and financing costs are amortized over the Amended Term Loan Credit Agreement’s seven-year term and are reflected as a direct deduction of the face amount of the term loan in our condensed consolidated balance sheets. We recognize interest payments, together with amortization of the OID and financing costs, in interest expense in our condensed consolidated statements of operations and comprehensive income.
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
As of the end of the second quarter of fiscal year 2024, the applicable interest rate for borrowings under the ABL Facility, as amended, was approximately 9% per annum.
As of the end of the second quarter of fiscal year 2024, we were compliant with our debt covenants under the ABL Facility, as amended.
As of the end of the second quarter of fiscal year 2024, the maximum restricted payment utilizing the ABL Facility, as amended, that our subsidiaries could make from their net assets was $94.6 million.
We consider the carrying amounts of the ABL Facility, as amended, to approximate fair value because of the variable interest rate of this facility, a Level 2 measurement (as defined in “Note 18—Fair Value Measurements”).
Availability under the ABL Facility, as amended, as of the end of the second quarter of fiscal year 2024 was $99.9 million, which reflects no borrowings. Availability under the ABL Facility, as amended, at the end of fiscal year 2023 was $102.7 million, which reflects borrowings of $7.3 million. Standby letters of credit issued and outstanding were $11.4 million as of the end of the second quarter of fiscal year 2024 and $11.4 million as of the end of fiscal year 2023. We amortize financing costs associated with the ABL Facility, as amended, over the five-year term of the ABL Facility, as amended, and reflect them in prepaid expenses and other current assets and deposits and other noncurrent assets in our condensed consolidated balance sheets. During the three-month periods ended August 3, 2024 and July 29, 2023, amortization of financing costs for the ABL Facility, as amended, was not material. During the six-month periods ended August 3, 2024 and July 29, 2023, amortization of financing costs for the ABL Facility, as amended, was $0.1 million and $0.1 million, respectively. During the three- and six-month periods ended August 3, 2024, interest payments were $0.2 million and $0.5 million, respectively. During the three- and six-month periods ended July 29, 2023, interest payments were $0.4 million and $0.9 million, respectively. We recognize amortization of financing costs and interest payments for the revolving credit facility in interest expense in our condensed consolidated statements of operations and comprehensive income.
Note 13. Income Taxes
Effective Tax Rate
During the three- and six-month periods ended August 3, 2024, the provision for income taxes were $3.1 million and $7.6 million, respectively. During the three- and six-month periods ended July 29, 2023, the provision for income taxes were $4.0 million and $8.8 million, respectively. The effective tax rates for the three- and six-month periods ended August 3, 2024 were

26.9% and 26.9%, respectively. The effective tax rates for the three- and six-month periods ended July 29, 2023 were 37.9% and 32.2%, respectively. The decrease in the effective tax rate for the three- and six-month periods ended August 3, 2024 as compared to the three- and six-month periods ended July 29, 2023 was primarily due to a decrease in the amount of non-deductible compensation for covered employees relative to income before provision for income taxes for the three- and six-month periods ended August 3, 2024.
Uncertain Tax Positions
The amount of income taxes we pay is subject to ongoing audits by taxing authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. As of the end of the second quarter of fiscal year 2024, the total liability for income tax associated with unrecognized tax benefits, including interest and penalties, was $2.6 million ($2.1 million, net of federal benefit). As of the end of fiscal year 2023, the total liability for income tax associated with unrecognized tax benefits, including interest and penalties, was $2.5 million ($2.1 million, net of federal benefit). Our effective tax rate will be affected by any portion of this liability we may recognize.
We believe that it is reasonably possible that $0.4 million ($0.3 million net of federal benefit) of our liability for unrecognized tax benefits, of which the associated interest and penalties are not material, may be recognized in the next 12 months due to the expiration of statutes of limitations.
Note 14. Share-Based Compensation
Our share-based compensation expense, by award type, consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Restricted stock units	$653	$491	$1,289	$1,131
Restricted stock awards	36	755	72	1,700
Performance stock units	(63)	106	82	387
Stock options	490	280	885	715
Restricted cash units	1,067	246	1,435	357
Employee stock purchase plan	5	30	83	106
Share-based compensation before income taxes	2,188	1,908	3,846	4,396
Income tax detriment (benefit)	277	(114)	765	(422)
Net share-based compensation expense	$2,465	$1,794	$4,611	$3,974
RSUs
Restricted stock unit (“RSU”) activity, including performance-based stock units (“PSUs”), consists of the following (in thousands, except per share amounts):

	Shares	Weighted average grant date fair value per share
Nonvested, February 3, 2024	1,953	$4.14
Granted	510	$4.98
Vested	(401)	$4.86
Forfeited	(356)	$3.06
Nonvested, August 3, 2024	1,706	$4.45
As of the end of the second quarter of fiscal year 2024, unrecognized compensation expense related to unvested RSUs, including PSUs, was $5.7 million, which is expected to be recognized over a weighted average period of approximately 2.5 years.

Restricted Stock Awards
Restricted stock award activity consists of the following (in thousands, except per share amounts):

	Shares	Weighted average grant date fair value per share
Nonvested, February 3, 2024	5	$27.00
Granted	—
Vested	(2)	$27.00
Forfeited	—
Nonvested, August 3, 2024	3	$27.00
As of the end of the second quarter of fiscal year 2024, unrecognized compensation expense related to unvested restricted stock awards was $0.1 million, which is expected to be recognized over a weighted average period of approximately 0.4 years.
Stock Options
Stock option activity consists of the following (in thousands, except per share and contractual life amounts):

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, February 3, 2024	2,352	$4.98
Granted	841	$4.84
Exercised	(60)	$3.87
Forfeited	(249)	$5.24
Outstanding, August 3, 2024	2,884	$4.94	8.58	$9,455
Exercisable, August 3, 2024	634	$6.51	7.43	$1,845
As of the end of the second quarter of fiscal year 2024, unrecognized compensation expense related to unvested stock options was $5.2 million, which is expected to be recognized over a weighted average period of approximately 2.9 years.
RCUs
Restricted cash units (“RCUs”) are awarded to certain employees, non-employee directors and consultants and represent the right to receive a cash payment at the end of a vesting period, subject to the employee’s continued employment or service as a director or consultant. In general, RCUs vest in equal installments each year over 4 years. RCUs are cash-settled with the value of each vested RCU equal to the lower of the closing price per share of our common stock on the vesting date or a specified per share price cap. We determined that RCUs are in-substance liabilities accounted for as liability instruments in accordance with ASC 718, Compensation—Stock Compensation, due to this cash settlement feature. RCUs are remeasured based on the closing price per share of our common stock at the end of each reporting period. As of the end of the second quarter of fiscal year 2024, the liability associated with unvested RCUs was $1.3 million, which is included in accrued and other current liabilities in the condensed consolidated balance sheet.
Note 15. Commitments and Contingencies
Litigation
In November 2022, a class action complaint was filed against us in the U.S. District Court for the Central District of California (“the Court”), captioned Sandra Waswick v. Torrid Holdings Inc., et al. An amended complaint was filed in May 2023. The amended complaint alleges that certain statements in our registration statement on Form S-1 related to our IPO and in subsequent SEC filings and earnings calls were allegedly false and misleading. On August 7, 2024, the Court entered an order granting defendant’s motion to dismiss with prejudice. Two shareholder derivative complaints were filed in September and October 2023 in the U.S. District Court for the District of Delaware against us (as a nominal defendant) and certain officers and directors, captioned Allegra Morgado v. Lisa Harper, et al. and Nicole Long v. Lisa Harper, et al. The derivative complaints similarly allege that certain statements were allegedly false and misleading and that the individual defendants breached their fiduciary duties. The derivative cases have been consolidated and stayed, pending further developments in the securities class action. We believe that these allegations are without merit and intend to vigorously defend ourselves against these claims. We are currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

In April 2024, a class action complaint was filed in the Court captioned Crystal Jillson and Carmen Perez v. Torrid LLC. The complaint alleges misleading and unlawful pricing, sales, and discounting practices on our website under multiple legal theories including violation of California’s Unfair Competition Law, California False Advertising Law and California Consumer Legal Remedies Act. We are currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. We intend to defend ourselves against the complaint vigorously.
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
Note 16. Share Repurchases
On December 6, 2021, our Board authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. As of August 3, 2024, we had approximately $44.9 million remaining under the share repurchase program. For the three- and six-month periods ended August 3, 2024 and July 29, 2023, we did not repurchase any shares.
We have elected to retire shares repurchased to date. Shares retired become part of the pool of authorized but unissued shares. We have elected to record the purchase price of the retired shares in excess of par value, including transaction costs, directly as an increase in accumulated deficit.
Note 17. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period, inclusive of potentially dilutive common share equivalents outstanding for the period. During the three- and six-month periods ended August 3, 2024, there were approximately 1.6 million potentially dilutive common share equivalents outstanding that were included in the computation of diluted earnings per share. During the three-month period ended August 3, 2024, there were approximately 0.1 million restricted stock awards and RSUs, including PSUs, and approximately 1.5 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved. During the six-month period ended August 3, 2024, there were approximately 0.1 million restricted stock awards and RSUs, including PSUs, and approximately 1.4 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved. During the three- and six-month periods ended July 29, 2023, there were approximately 0.2 million potentially dilutive common share equivalents outstanding that were included in the computation of diluted earnings per share. During the three-month period ended July 29, 2023, there were approximately 1.3 million restricted stock awards and RSUs, including PSUs, and approximately 2.5 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved. During the six-month period ended July 29, 2023, there were approximately 1.3 million restricted stock awards and RSUs, including PSUs, and approximately 2.3 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved.
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
Financial assets and liabilities measured at fair value on a recurring basis as of the end of the second quarter of fiscal year 2024 consisted of the following (in thousands):

	August 3, 2024	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$32,912	$32,912	$—	$—
Total assets	$32,912	$32,912	$—	$—
Liabilities:
Deferred compensation plan liability (noncurrent)	$5,018	$—	$5,018	$—
Total liabilities	$5,018	$—	$5,018	$—

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
Note 19. Deferred Compensation Plan
On August 1, 2015, we established the Torrid Management Deferred Compensation Plan (“Deferred Compensation Plan”) for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, as amended. All deferrals and associated earnings are our general unsecured obligations. We may at our discretion contribute certain amounts to eligible employees’ accounts. To the extent participants were ineligible to receive contributions from participation in our 401(k) Plan (as defined in “Note 20—Employee Benefit Plan”), we contributed 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts. As of the end of the second quarter of fiscal year 2024 and as of the end of fiscal year 2023, we did not have any assets of the Deferred Compensation Plan and the associated liabilities were $5.6 million and $5.6 million, respectively, included in our condensed consolidated balance sheets. As of the end of the second quarter of fiscal year 2024, $0.6 million of the $5.6 million Deferred Compensation Plan liabilities were included in accrued and other current liabilities in our condensed consolidated balance sheets. As of the end of fiscal year 2023, $0.1 million of the $5.6 million Deferred Compensation Plan liabilities were included in accrued and other current liabilities in our condensed consolidated balance sheets.
Note 20. Employee Benefit Plan
On August 1, 2015, we adopted the Torrid 401(k) Plan (“401(k) Plan”). All employees who have been employed by us for at least 200 hours and are at least 21 years of age are eligible to participate. Employees may contribute up to 80% of their eligible compensation to the 401(k) Plan, subject to a statutorily prescribed annual limit. We may at our discretion contribute certain amounts to eligible employees’ accounts. We may contribute 50% of the first 4% of participants’ eligible contributions into their 401(k) Plan accounts. During the three- and six-month periods ended August 3, 2024, we contributed $0.2 million and $0.4 million, respectively, to eligible employees’ Torrid 401(k) Plan accounts. During the three- and six-month periods ended July 29, 2023, we contributed $0.2 million and $0.4 million, respectively, to eligible employees’ Torrid 401(k) Plan accounts.

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
Overview
We are a direct-to-consumer brand dedicated to offering a diverse assortment of stylish apparel, intimates, and accessories skillfully designed for curvy women in North America. Specializing in sizes 10 to 30, our primary focus is on providing fashionable, comfortable, and affordable options that meet the unique needs of our customers. Our extensive collection features high quality merchandise, including tops, bottoms, denim, dresses, intimates, activewear, footwear, and accessories. Our products are exclusive to us, with few exceptions, and each product is meticulously crafted to cater to the needs of the curvy woman, empowering her to love the way she looks and feels. Our collections are artfully curated to suit all aspects of our customers’ lives, including casual weekends, work, dressy and special occasions. Understanding the importance of affordability, we aim to keep our prices reasonable without compromising on quality. This allows us to build a meaningful connection with our customers, distinguishing us from other brands that often overlook plus-size consumers. Our brand experience and product offerings establish us as a differentiated and reliable choice for plus-size customers, which we believe sets us apart in the market. We strive to be everything our customer needs in her closet, consistently delivering products that make her feel confident and stylish.
Key Financial and Operating Metrics
We use the following metrics to assess the progress of our business, inform how we allocate our time and capital, and assess the near-term and longer-term performance of our business.

	August 3, 2024	July 29, 2023
Number of stores (as of end of period)	657	639

	Three Months Ended		Six Months Ended
	(in thousands, except percentages)		(in thousands, except percentages)
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Comparable sales(A)	(1)%	(18)%	(5)%	(16)%
Net income	$8,328	$6,629	$20,500	$18,437
Adjusted EBITDA(B)	$34,592	$32,151	$72,820	$70,412

(A)Comparable sales for the three- and six-month periods ended August 3, 2024 compares sales for the 13- and 26-week periods ended August 3, 2024, respectively, with sales for the 13- and 26-week periods ended August 5, 2023.
(B)Please refer to “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.
Comparable Sales. We define comparable sales for any given period as the sales of our e-Commerce operations and stores that we have included in our comparable sales base during that period. We include a store in our comparable sales base after it has been open for 15 full fiscal months. If a store is closed during a fiscal year, it is only included in the computation of comparable sales for the full fiscal months in which it was open. Comparable sales for the three- and six-month periods ended August 3, 2024 compares sales for the 13- and 26-week periods ended August 3, 2024, respectively, with sales for the 13- and 26-week periods ended August 5, 2023. Partial fiscal months are excluded from the computation of comparable sales. We apply current year foreign currency exchange rates to both current year and prior year comparable sales to remove the impact of foreign currency fluctuation and achieve a consistent basis for comparison. Comparable sales allow us to evaluate how our unified commerce business is performing exclusive of the effects of non-comparable sales and new store openings.
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
•other income, net of other expense;
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
Inventory Management. Our strategy is built around a base of core products that provide our customer with year-round style. At the same time, we introduce new lines of merchandise approximately 16 times per year, thus providing a consistent flow of fresh merchandise to keep our customer engaged, encourage repeat business and attract new customers. We employ a data-driven approach to design and product development, proactively and quickly incorporating sales and operational performance information alongside customer feedback from thousands of product reviews. We engage in ongoing dialogue with customers through social media and customer surveys. Although we intend to continue to tightly manage our inventory levels, shifts in these levels may result in fluctuations in the amount of regular price sales, markdowns, and merchandise mix, as well as gross margin.
Investments. We have invested significantly to strengthen our business, including augmenting leadership across our organization and enhancing our infrastructure and technology in order to realize growth. We anticipate that our operating expenses will grow as we continue to increase our spending on advertising and marketing and hire additional personnel primarily in marketing, product design and development, merchandising, technology, operations, customer service and general and administrative functions. We are strategically working to expand and rebalance our store footprint, aiming for an optimal split between malls and outdoor centers. We will also continue to make investments to improve the customer experience both in-store and online. We believe that such investments will increase the number and loyalty of our customers and, as a result, yield positive financial performance in the long term.
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
Results of Operations
Three Months Ended August 3, 2024 Compared to Three Months Ended July 29, 2023
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	August 3, 2024	% of Net Sales	July 29, 2023	% of Net Sales
Net sales	$284,638	100.0%	$289,144	100.0%
Cost of goods sold	174,380	61.3%	186,467	64.5%
Gross profit	110,258	38.7%	102,677	35.5%
Selling, general and administrative expenses	76,838	27.0%	69,591	24.2%
Marketing expenses	13,007	4.6%	12,898	4.5%
Income from operations	20,413	7.1%	20,188	7.0%
Interest expense	9,142	3.2%	9,606	3.3%
Other income, net of other expense	(124)	0.0%	(89)	0.0%
Income before provision for income taxes	11,395	3.9%	10,671	3.7%
Provision for income taxes	3,067	1.0%	4,042	1.4%
Net income	$8,328	2.9%	$6,629	2.3%

The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	August 3, 2024	July 29, 2023
Net income	$8,328	$6,629
Interest expense	9,142	9,606
Other income, net of other expense	(124)	(89)
Provision for income taxes	3,067	4,042
Depreciation and amortization(A)	8,922	9,081
Share-based compensation(B)	2,188	1,908
Non-cash deductions and charges(C)	125	(101)
Other expenses(D)	2,944	1,075
Adjusted EBITDA	$34,592	$32,151

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)During the three months ended August 3, 2024 and July 29, 2023, share-based compensation includes $1.1 million and $0.2 million, respectively, for awards that will be settled in cash as they are accounted for as share-based compensation in accordance with ASC 718, Compensation—Stock Compensation, similar to awards settled in shares.
(C)Non-cash deductions and charges includes non-cash losses on property and equipment disposals and the net impact of non-cash rent expense.
(D)Other expenses include certain transaction and litigation fees, severance costs for certain key management positions and the reimbursement of certain management expenses, primarily for travel, incurred by Sycamore on our behalf, which are not considered to be part of our core business.
Net Sales
Net sales decreased $4.5 million, or 1.6%, to $284.6 million for the three months ended August 3, 2024, from $289.1 million for the three months ended July 29, 2023. This decrease was primarily driven by a decrease in sales transactions and a decrease in PLCC Funds, partially offset by improved pricing strategies. The total number of stores we operate increased by 18 stores, or 2.8%, to 657 stores as of August 3, 2024, from 639 stores as of July 29, 2023.
Gross Profit
Gross profit for the three months ended August 3, 2024 increased $7.6 million, or 7.4%, to $110.3 million, from $102.7 million for the three months ended July 29, 2023. This increase was primarily due to reduced product costs and an increase in sales of regular-priced products, partially offset by decreased net sales. Gross profit as a percentage of net sales increased 3.2% to 38.7% for the three months ended August 3, 2024 from 35.5% for the three months ended July 29, 2023. This increase was primarily driven by reduced product costs and an increase in sales of regular-priced products, partially offset by decreased net sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended August 3, 2024 increased $7.2 million, or 10.4%, to $76.8 million, from $69.6 million for the three months ended July 29, 2023. The increase was primarily due to a $3.6 million increase in headquarters general and administrative expenses driven by a $2.1 million increase in severance costs for certain key management positions, a $2.4 million increase in performance bonuses and a $1.1 million increase in other store operating costs. Selling, general and administrative expenses as a percentage of net sales increased 2.8% to 27.0% for the three months ended August 3, 2024 from 24.2% for the three months ended July 29, 2023. This increase was primarily driven by increased performance bonuses, headquarters general and administrative expenses and other store operating costs.
Marketing Expenses
Marketing expenses for the three months ended August 3, 2024 increased $0.1 million, or 0.8%, to $13.0 million, from $12.9 million for the three months ended July 29, 2023. Marketing expenses as a percentage of net sales increased 0.1% to 4.6% during the three months ended August 3, 2024 from 4.5% during the three months ended July 29, 2023. The increase in both marketing expenses and marketing expenses as a percentage of net sales was primarily driven by expenses associated with our model search campaign, and an increase in social media spend, partially offset by decreased spend on store and brand marketing, comparison shopping engines, retargeting, photography, and email/SMS marketing.

Interest Expense
Interest expense was $9.1 million for the three months ended August 3, 2024, compared to $9.6 million for the three months ended July 29, 2023. The decrease was primarily due to a lower Amended Term Loan Credit Agreement balance due to principal payments and reduced borrowings under the ABL Facility, as amended.
Provision for Income Taxes
The provision for income taxes were $3.1 million and $4.0 million for the three months ended August 3, 2024 and July 29, 2023, respectively. Our effective tax rate was 26.9% for the three months ended August 3, 2024 and 37.9% for the three months ended July 29, 2023. The decrease in the effective tax rate for the three months ended August 3, 2024 as compared to the three months ended July 29, 2023 was primarily due to a decrease in the amount of non-deductible compensation for covered employees relative to income before provision for income taxes for the three months ended August 3, 2024.
Six Months Ended August 3, 2024 Compared to Six Months Ended July 29, 2023
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Six Months Ended
	August 3, 2024	% of Net Sales	July 29, 2023	% of Net Sales
Net sales	$564,409	100.0%	$582,998	100.0%
Cost of goods sold	338,730	60.0%	369,679	63.4%
Gross profit	225,679	40.0%	213,319	36.6%
Selling, general and administrative expenses	153,304	27.2%	140,819	24.2%
Marketing expenses	25,819	4.6%	26,249	4.5%
Income from operations	46,556	8.2%	46,251	7.9%
Interest expense	18,519	3.3%	19,074	3.2%
Other income, net of other expense	(14)	0.0%	(29)	0.0%
Income before provision for income taxes	28,051	4.9%	27,206	4.7%
Provision for income taxes	7,551	1.3%	8,769	1.5%
Net income	$20,500	3.6%	$18,437	3.2%

The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (in thousands):

	Six Months Ended
	August 3, 2024	July 29, 2023
Net income	$20,500	$18,437
Interest expense	18,519	19,074
Other income, net of other expense	(14)	(29)
Provision for income taxes	7,551	8,769
Depreciation and amortization(A)	18,181	18,318
Share-based compensation(B)	3,846	4,396
Non-cash deductions and charges(C)	67	(56)
Other expenses(D)	4,170	1,503
Adjusted EBITDA	$72,820	$70,412

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)During the six months ended August 3, 2024 and July 29, 2023, share-based compensation includes $1.4 million and $0.4 million, respectively, for awards that will be settled in cash as they are accounted for as share-based compensation in accordance with ASC 718, Compensation—Stock Compensation, similar to awards settled in shares.
(C)Non-cash deductions and charges includes non-cash losses on property and equipment disposals and the net impact of non-cash rent expense.
(D)Other expenses include certain transaction and litigation fees, severance costs for certain key management positions and the reimbursement of certain management expenses, primarily for travel, incurred by Sycamore on our behalf, which are not considered to be part of our core business.
Net Sales
Net sales decreased $18.6 million, or 3.2%, to $564.4 million for the six months ended August 3, 2024, from $583.0 million for the six months ended July 29, 2023. This decrease was primarily driven by a decrease in sales transactions and a decrease in PLCC Funds, partially offset by improved pricing strategies. The total number of stores we operate increased by 18 stores, or 2.8%, to 657 stores as of August 3, 2024, from 639 stores as of July 29, 2023.
Gross Profit
Gross profit for the six months ended August 3, 2024 increased $12.4 million, or 5.8%, to $225.7 million, from $213.3 million for the six months ended July 29, 2023. This increase was primarily due to reduced product costs, merchandising payroll costs and store occupancy costs, partially offset by decreased net sales. Gross profit as a percentage of net sales increased 3.4% to 40.0% for the six months ended August 3, 2024 from 36.6% for the six months ended July 29, 2023. This increase was primarily driven by decreases in product costs and merchandising payroll costs, partially offset by decreased net sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended August 3, 2024 increased $12.5 million, or 8.9%, to $153.3 million, from $140.8 million for the six months ended July 29, 2023. The increase was primarily due to a $6.8 million increase in headquarters general and administrative expenses, including a $2.2 million increase in severance costs for certain key management positions, a $6.7 million increase in performance bonuses and a $2.0 million increase in other store operating costs, partially offset by a $2.1 million decrease in store and e-Commerce payroll costs. Selling, general and administrative expenses as a percentage of net sales increased 3.0% to 27.2% for the six months ended August 3, 2024 from 24.2% for the six months ended July 29, 2023. This increase was primarily driven by increased performance bonuses, headquarters general and administrative expenses and other store operating costs.
Marketing Expenses
Marketing expenses for the six months ended August 3, 2024 decreased $0.4 million, or 1.6%, to $25.8 million, from $26.2 million for the six months ended July 29, 2023. The decrease was primarily due to decreased spend on store and brand marketing, comparison shopping engines, retargeting, photography, email/SMS marketing, and marketing team payroll, partially offset by expenses associated with our model search campaign, and an increase in social media spend. Marketing expenses as a percentage of net sales increased 0.1% to 4.6% during the six months ended August 3, 2024 from 4.5% during the six months ended July 29, 2023. The increase was primarily driven by a deleverage of our marketing expenses as a result of lower net sales.
Interest Expense
Interest expense was $18.5 million for the six months ended August 3, 2024, compared to $19.1 million for the six months ended July 29, 2023. The decrease was primarily due to a lower Amended Term Loan Credit Agreement balance due to principal payments and reduced borrowings under the ABL Facility, as amended.
Provision for Income Taxes
The provision for income taxes were $7.6 million and $8.8 million for the six months ended August 3, 2024 and July 29, 2023, respectively. Our effective tax rate was 26.9% for the six months ended August 3, 2024 and 32.2% for the six months ended July 29, 2023. The decrease in the effective tax rate for the six months ended August 3, 2024 as compared to the six months ended July 29, 2023 was primarily due to a decrease in the amount of non-deductible compensation for covered employees relative to income before provision for income taxes for the six months ended August 3, 2024.
Liquidity and Capital Resources
General
Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our ABL Facility, as amended. Availability under the ABL Facility, as amended, as of the end of the second quarter of fiscal year 2024, was $99.9 million, which reflects no borrowings. Our primary cash needs are for merchandise inventories, payroll, rent for our stores, headquarters and distribution center, capital expenditures associated with opening new stores and updating existing stores, logistics and information technology. We also need cash to fund our interest and principal payments on the Amended Term Loan Credit Agreement, and make discretionary repurchases of our common stock. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, prepaid expenses and other current assets, accounts payable, accrued and other current liabilities and operating lease liabilities. We believe that cash generated from operations and the availability of borrowings under our ABL Facility, as amended, or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our ABL Facility, as amended, or otherwise to enable us to service our indebtedness, or to make capital expenditures in the future. Our future operating performance and our ability to service or extend our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
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
Cash Flow Analysis
A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Six Months Ended
	August 3, 2024	July 29, 2023
Net cash provided by operating activities	$68,447	$31,695
Net cash used in investing activities	(10,180)	(9,593)
Net cash used in financing activities	(15,981)	(17,118)

Net Cash Provided By Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization and share-based compensation, the effect of working capital changes and taxes paid.
Net cash provided by operating activities during the six months ended August 3, 2024 was $68.4 million compared to $31.7 million during the six months ended July 29, 2023. The increase in cash provided by operating activities during the six months ended August 3, 2024 was primarily as a result of increases in net income, accounts payable and accrued expenses and other current liabilities, partially offset by a smaller reduction in inventory purchases compared to the six months ended July 29, 2023.
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
Net cash flows used in investing activities during the six months ended August 3, 2024 was $10.2 million, compared to $9.6 million during the six months ended July 29, 2023. The increase in cash used in investing activities was primarily as a result of increased capital expenditures related to the opening of new stores and store relocations, partially offset by a decrease in capital expenditures in our West Jefferson, Ohio distribution center during the six months ended August 3, 2024, compared to the six months ended July 29, 2023.
Net Cash Used In Financing Activities
Financing activities consist primarily of (i) borrowings and repayments related to our ABL Facility, as amended, (ii) borrowings and repayments related to the Amended Term Loan Credit Agreement and (iii) repurchases and retirement of our common stock.
Net cash used in financing activities during the six months ended August 3, 2024 was $16.0 million compared to $17.1 million during the six months ended July 29, 2023. The decrease in net cash used in financing activities was primarily due to a decrease in net repayments related to the ABL Facility, as amended.
Debt Financing Arrangements
As of August 3, 2024, we had $296.6 million of outstanding indebtedness, net of unamortized original issue discount and debt financing costs, consisting of term loans under the Amended Term Loan Credit Agreement. As of August 3, 2024, we had no borrowings under the ABL Facility, as amended. Please refer to “Note 12—Debt Financing Arrangements” for further discussion regarding our indebtedness.
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
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We, under the supervision of and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 3, 2024, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes during the three months ended August 3, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 6, 2021, our Board authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. During the three months ended August 3, 2024, we did not repurchase any shares of our common stock. As of August 3, 2024, we had approximately $44.9 million remaining under the share repurchase program.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in City of Industry, California on September 9, 2024.

Torrid Holdings Inc.

By:	/s/ Lisa Harper
Name:	Lisa Harper
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Paula Dempsey
Name:	Paula Dempsey
Title:	Chief Financial Officer
(Principal Financial Officer)