Form 10-Q
period 2024-11-02
Torrid Holdings Inc.
filed 2024-12-11
CIK 1792781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of December 9, 2024, there were approximately 104,756,572 shares of the registrant’s common stock outstanding.

Table of Contents

		PAGE
	Part I - Financial Information
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of November 2, 2024 and February 3, 2024	5
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended November 2, 2024 and October 28, 2023	6
	Condensed Consolidated Statements of Stockholders’ Deficit for the nine months ended November 2, 2024 and October 28, 2023	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended November 2, 2024 and October 28, 2023	9
	Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
	Part II - Other Information
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35
Signatures		36

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
•the negative impact on interest expense as a result of steep interest rates;
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
•our failure to maintain adequate internal control over financial reporting; and
•the threat of war, terrorism or other catastrophes, including natural disasters, that could negatively impact our business.
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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	November 2, 2024	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$43,953	$11,735
Restricted cash	399	399
Inventory	138,261	142,199
Prepaid expenses and other current assets	33,343	22,229
Prepaid income taxes	6,617	2,561
Total current assets	222,573	179,123
Property and equipment, net	85,569	103,516
Operating lease right-of-use assets	149,732	162,444
Deposits and other noncurrent assets	18,027	14,783
Deferred tax assets	8,681	8,681
Intangible asset	8,400	8,400
Total assets	$492,982	$476,947
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$77,478	$46,183
Accrued and other current liabilities	116,650	107,750
Operating lease liabilities	36,312	42,760
Borrowings under credit facility	—	7,270
Current portion of term loan	16,144	16,144
Due to related parties	4,330	9,329
Income taxes payable	62	2,671
Total current liabilities	250,976	232,107
Noncurrent operating lease liabilities	145,126	155,825
Term loan	276,445	288,553
Deferred compensation	3,735	5,474
Other noncurrent liabilities	5,986	6,705
Total liabilities	682,268	688,664
Commitments and contingencies (Note 15)
Stockholders' deficit
Preferred shares: $0.01 par value; 5,000,000 shares authorized; zero shares issued and outstanding at November 2, 2024 and February 3, 2024	—	—
Common shares: $0.01 par value; 1,000,000,000 shares authorized; 104,732,148 shares issued and outstanding at November 2, 2024; 104,204,554 shares issued and outstanding at February 3, 2024	1,049	1,043
Additional paid-in capital	138,532	135,140
Accumulated deficit	(328,281)	(347,587)
Accumulated other comprehensive loss	(586)	(313)
Total stockholders' deficit	(189,286)	(211,717)
Total liabilities and stockholders' deficit	$492,982	$476,947
The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	$263,766	$275,408	$828,175	$858,406
Cost of goods sold	168,609	183,906	507,339	553,585
Gross profit	95,157	91,502	320,836	304,821
Selling, general and administrative expenses	74,899	71,881	228,203	212,700
Marketing expenses	13,056	12,739	38,875	38,988
Income from operations	7,202	6,882	53,758	53,133
Interest expense	8,784	9,757	27,303	28,831
Other income, net of other expense	(362)	267	(376)	238
(Loss) income before (benefit from) provision for income taxes	(1,220)	(3,142)	26,831	24,064
(Benefit from) provision for income taxes	(26)	(394)	7,525	8,375
Net (loss) income	$(1,194)	$(2,748)	$19,306	$15,689
Comprehensive (loss) income:
Net (loss) income	$(1,194)	$(2,748)	$19,306	$15,689
Other comprehensive loss:
Foreign currency translation adjustment	(86)	(271)	(273)	(214)
Total other comprehensive loss	(86)	(271)	(273)	(214)
Comprehensive (loss) income	$(1,280)	$(3,019)	$19,033	$15,475
Net (loss) earnings per share:
Basic	$(0.01)	$(0.03)	$0.18	$0.15
Diluted	$(0.01)	$(0.03)	$0.18	$0.15
Weighted average number of shares:
Basic	104,698	104,081	104,489	103,937
Diluted	104,698	104,081	105,679	104,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands)

	Nine Months Ended November 2, 2024
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance at February 3, 2024	104,205	$1,043	$135,140	$(347,587)	$(313)	$(211,717)
Net income	—	—	—	12,172	—	12,172
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	141	1	(297)	—	—	(296)
Share-based compensation	—	—	1,290	—	—	1,290
Other comprehensive loss	—	—	—	—	(89)	(89)
Balance at May 4, 2024	104,346	1,044	136,133	(335,415)	(402)	(198,640)
Net income	—	—	—	8,328	—	8,328
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	184	2	(125)	—	—	(123)
Issuance of common shares related to exercise of stock options	60	1	233	—	—	234
Issuance of common shares related to employee stock purchase plan	47	1	230	—	—	231
Share-based compensation	—	—	1,122	—	—	1,122
Other comprehensive loss	—	—	—	—	(98)	(98)
Balance at August 3, 2024	104,637	$1,048	$137,593	$(327,087)	$(500)	$(188,946)
Net loss	—	—	—	(1,194)	—	(1,194)
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	53	1	(145)	—	—	(144)
Issuance of common shares related to exercise of stock options	42	—	135	—	—	135
Share-based compensation	—	—	949	—	—	949
Other comprehensive loss	—	—	—	—	(86)	(86)
Balance at November 2, 2024	104,732	$1,049	$138,532	$(328,281)	$(586)	$(189,286)

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
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

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended November 2, 2024	Nine Months Ended October 28, 2023
OPERATING ACTIVITIES
Net income	$19,306	$15,689
Adjustments to reconcile net income to net cash provided by operating activities:
Write down of inventory	1,519	3,767
Operating right-of-use assets amortization	30,429	30,494
Depreciation and other amortization	27,842	28,242
Share-based compensation	4,531	5,981
Other	(957)	(1,351)
Changes in operating assets and liabilities:
Inventory	2,052	4,969
Prepaid expenses and other current assets	(11,114)	(4,578)
Prepaid income taxes	(4,056)	(2,564)
Deposits and other noncurrent assets	(3,375)	(6,433)
Accounts payable	31,876	2,969
Accrued and other current liabilities	10,775	(5,954)
Operating lease liabilities	(33,527)	(31,565)
Other noncurrent liabilities	(588)	(468)
Deferred compensation	(1,739)	507
Due to related parties	(4,999)	(5,975)
Income taxes payable	(2,609)	—
Net cash provided by operating activities	65,366	33,730
INVESTING ACTIVITIES
Purchases of property and equipment	(12,617)	(15,228)
Net cash used in investing activities	(12,617)	(15,228)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	62,780	455,110
Principal payments on revolving credit facility	(70,050)	(458,390)
Principal payments on term loan	(13,125)	(13,125)
Proceeds from issuances under share-based compensation plans	704	320
Withholding tax payments related to vesting of restricted stock units and awards	(675)	(249)
Net cash used in financing activities	(20,366)	(16,334)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(165)	(141)
Increase in cash, cash equivalents and restricted cash	32,218	2,027
Cash, cash equivalents and restricted cash at beginning of period	12,134	13,935
Cash, cash equivalents and restricted cash at end of period	$44,352	$15,962
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest related to the revolving credit facility and term loan	$27,080	$24,852
Cash paid during the period for income taxes	$14,200	$10,976
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued liabilities	$1,450	$3,360
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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 and each fiscal year is generally comprised of four 13-week quarters (although in years with 53 weeks, the fourth quarter is comprised of 14 weeks). Fiscal year 2024 is a 52-week year and fiscal year 2023 was a 53-week year. Fiscal years are identified according to the calendar year in which they begin. For example, references to “fiscal year 2024” or similar references refer to the fiscal year ending February 1, 2025. References to the third quarter of fiscal years 2024 and 2023 and to the three- and nine-month periods ended November 2, 2024 and October 28, 2023, respectively, refer to the 13- and 39-week periods then ended.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three- and nine-month periods ended November 2, 2024 and October 28, 2023 are not necessarily indicative of the results that may be expected for any future interim periods, the fiscal year ending February 1, 2025, or for any future fiscal year.
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
Segment Reporting
We have determined that we have one reportable segment, which includes the operation of our e-Commerce platform and stores. The single segment was identified based on how the Chief Operating Decision Maker, who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources. Net sales related to our operations in Canada and Puerto Rico during the three- and nine-month periods ended November 2, 2024 and October 28, 2023 were not material, and therefore are not reported separately from domestic net sales.

Store Pre-Opening Costs
Costs incurred in connection with the opening of new stores, store remodels or relocations are expensed as incurred in selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive (loss) income. We incurred $0.2 million and $0.7 million of pre-opening costs during the three- and nine-month periods ended November 2, 2024, respectively. We incurred $0.5 million and $1.1 million of pre-opening costs during the three- and nine-month periods ended October 28, 2023, respectively.
Note 2. Accounting Standards
Recently Adopted Accounting Standards during the Nine-Month Period Ended November 2, 2024
We did not adopt any new accounting standards during the nine-month period ended November 2, 2024.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statements Expenses (“ASU 2024-03”). The ASU is intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. ASU 2024-03 will be effective for us on January 31, 2027, with the option to early adopt at any time prior to the effective date and should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of the standard on our financial statements and disclosures.
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
Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	November 2, 2024	February 3, 2024
Prepaid and other information technology expenses	14,834	10,975
PLCC Funds receivable	2,564	2,759
Prepaid advertising	784	389
Prepaid casualty insurance	3,416	2,489
Other	11,745	5,617
Prepaid expenses and other current assets	$33,343	$22,229

Note 5. Property and Equipment
Property and equipment are summarized as follows (in thousands):

	November 2, 2024	February 3, 2024
Property and equipment, at cost
Leasehold improvements	$191,963	$187,114
Furniture, fixtures and equipment	120,718	122,746
Software and licenses	15,038	14,809
Construction-in-progress	2,380	3,241
	330,099	327,910
Less: Accumulated depreciation and amortization	(244,530)	(224,394)
Property and equipment, net	$85,569	$103,516
We recorded depreciation expense related to our property and equipment in the amounts of $8.5 million and $26.7 million during the three- and nine-month periods ended November 2, 2024, respectively. We recorded depreciation expense related to our property and equipment in the amounts of $8.8 million and $27.1 million during the three- and nine-month periods ended October 28, 2023, respectively.
We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. During the three- and nine-month periods ended November 2, 2024 and October 28, 2023, we did not recognize any impairment charges.
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
Deferred implementation costs incurred in cloud computing arrangements that are service contracts are summarized as follows (in thousands):

	November 2, 2024	February 3, 2024
Internal use of third party hosted software, gross	$38,670	$28,516
Less: Accumulated amortization	(16,436)	(11,360)
Internal use of third party hosted software, net	$22,234	$17,156
During the three- and nine-month periods ended November 2, 2024, we amortized approximately $1.8 million and $5.0 million, respectively, of implementation costs incurred in cloud computing arrangements that are service contracts. During the three- and nine-month periods ended October 28, 2023, we amortized approximately $1.3 million and $3.0 million, respectively, of implementation costs incurred in cloud computing arrangements that are service contracts.

Note 7. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	November 2, 2024	February 3, 2024
Accrued inventory-in-transit	$21,124	$23,227
Accrued payroll and related expenses	26,548	13,780
Accrued loyalty program	11,273	12,526
Gift cards	10,439	12,974
Accrued sales return allowance	5,356	6,018
Accrued freight	6,962	5,470
Accrued marketing	3,690	3,862
Accrued sales and use tax	4,244	3,354
Accrued self-insurance liabilities	2,821	3,313
Deferred revenue	2,496	1,949
Accrued purchases of property and equipment	627	3,121
Accrued lease costs	3,280	3,306
Term loan interest payable	2,568	3,548
Accrued legal	3,321	993
Other	11,901	10,309
Accrued and other current liabilities	$116,650	$107,750
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
Our lease costs during the three- and nine-month periods ended November 2, 2024 and October 28, 2023 consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Fixed operating lease cost	$13,809	$13,615	$39,616	$39,960
Short-term lease cost	26	38	104	104
Variable lease cost	4,551	4,727	15,688	15,203
Total lease cost	$18,386	$18,380	$55,408	$55,267
Other supplementary information related to our leases is reflected in the table below (in thousands, except lease term and discount rate data):

	Nine Months Ended
	November 2, 2024	October 28, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$45,144	$45,153
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,865	$15,263
Increase (decrease) in right-of-use assets resulting from operating lease modifications or remeasurements	$8,788	$(4,461)
Weighted average remaining lease term - operating leases	5 years	6 years
Weighted average discount rate - operating leases	7%	7%

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
Our revenue, disaggregated by product category, consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Apparel	$230,824	$234,683	$743,310	$748,149
Non-apparel	24,865	32,052	62,722	85,226
Other	8,077	8,673	22,143	25,031
Total net sales	$263,766	$275,408	$828,175	$858,406
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
We recognize a contract liability when we receive consideration from a customer before our performance obligations under the terms of a contract or an implied arrangement with the customer are satisfied. During the nine-month period ended November 2, 2024, we recognized revenue of approximately $9.9 million and $5.1 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2024. During the nine-month period ended October 28, 2023, we recognized revenue of approximately $9.6 million and $5.4 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2023.
Note 10. Loyalty Program
We operate our loyalty program, Torrid Rewards, in all our stores and on www.torrid.com. Under this program, customers accumulate points based on purchase activity and qualifying non-purchase activity. Upon reaching a certain point level, customers can earn awards that may only be redeemed for merchandise. Unredeemed points typically expire after 13 months without additional purchase and qualifying non-purchase activity and unredeemed awards typically expire 45 days after issuance. We use historical redemption rates to estimate the value of future award redemptions and we recognize the estimated value of these future awards as a reduction of revenue in the condensed consolidated statements of operations and comprehensive (loss) income in the period the points are earned by the customer. As of the end of the third quarter of fiscal year 2024 and as of the end of fiscal year 2023, we had $11.3 million and $12.5 million, respectively, in deferred revenue related to our loyalty program included in accrued and other current liabilities in the condensed consolidated balance sheets. During the three- and nine-month periods ended November 2, 2024, we recorded $2.4 million and $1.2 million, respectively, as a benefit to net sales. During the three- and nine-month periods ended October 28, 2023, we recorded $1.0 million and $1.5 million, respectively, as a benefit to net sales. Actual results may differ from our estimates, resulting in changes to net sales.

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
During the three- and nine-month periods ended November 2, 2024, Hot Topic charged us $0.5 million and $1.5 million, respectively, for various services under the applicable service agreements, all of which were recorded as components of selling, general and administrative expenses. During the three- and nine-month periods ended October 28, 2023, Hot Topic charged us $0.4 million and $1.5 million, respectively, for various services under the applicable service agreements, all of which were recorded as components of selling, general and administrative expenses. As of the end of the third quarter of fiscal year 2024 and as of the end of fiscal year 2023, we owed $0.4 million and $0.2 million, respectively, to Hot Topic for these services which is included in due to related parties in our condensed consolidated balance sheets.
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
During the three- and nine-month periods ended November 2, 2024, we charged Hot Topic $0.1 million and $0.5 million, respectively, for these services. During the three- and nine-month periods ended October 28, 2023, we charged Hot Topic $0.4 million and $1.3 million, respectively, for these services. As of the end of the third quarter of fiscal year 2024 and as of the end of fiscal year 2023, Hot Topic owed us $0.1 million and $0.1 million, respectively, for these services.
We and Hot Topic incur certain direct expenses on each other's behalf, such as payments to non-merchandise vendors and each month, we settle these pass-through expenses with each other. As of the end of the third quarter of fiscal year 2024, the net amount Hot Topic owed us for these expenses was $0.4 million, which is included in prepaid expenses and other current assets in our condensed consolidated balance sheets. As of the end of fiscal year 2023, the net amount we owed Hot Topic for these expenses was $0.4 million, which is included in due to related parties in our condensed consolidated balance sheets.
Sponsor Advisory Services Agreement
On May 1, 2015, we entered into an advisory services agreement with Sycamore, pursuant to which Sycamore agreed to provide strategic planning and other related services to us. We are obligated to reimburse Sycamore for its expenses incurred in connection with providing such advisory services to us. As of the end of the third quarter of fiscal year 2024 and as of the end of fiscal year 2023, there were no amounts due, and during the three- and nine-month periods ended November 2, 2024 and October 28, 2023, no amounts were paid under this agreement.
From time to time, we reimburse Sycamore for certain management expenses it pays on our behalf. During the three-month periods ended November 2, 2024 and October 28, 2023, there were no amounts paid to Sycamore for these expenses. During the nine-month periods ended November 2, 2024 and October 28, 2023, the amounts paid to Sycamore for these expenses were not material. As of the end of the third quarter of fiscal year 2024 and as of the end of fiscal year 2023, there were no amounts due.
Other Related Party Transactions
MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During the three- and nine-month periods ended November 2, 2024, cost of goods sold included $7.8 million and $30.3 million, respectively, related to the sale of merchandise purchased from this supplier. During the three- and nine-month periods ended October 28, 2023, cost of goods sold included $14.6 million and $45.5 million, respectively, related to the sale of merchandise purchased from this supplier. As of the end of the third quarter of fiscal year 2024 and as of the end of fiscal year 2023, the net amounts we owed MGF Sourcing US, LLC for these purchases were $4.0 million and $8.9 million, respectively. These liabilities are included in due to related parties in our condensed consolidated balance sheets.

HU Merchandising, LLC, a subsidiary of Hot Topic, is one of our suppliers. During the three-month period ended November 2, 2024, cost of goods sold related to the sale of merchandise purchased from this supplier was not material, and during the nine-month period ended November 2, 2024, cost of goods sold included $0.2 million related to the sale of merchandise purchased from this supplier. During the three- and nine-month periods ended October 28, 2023, cost of goods sold included $0.1 million and $0.3 million, respectively, related to the sale of merchandise purchased from this supplier. As of the end of the third quarter of fiscal year 2024, there was no amount due to HU Merchandising, LLC, and as of the end of fiscal year 2023, the amount due to HU Merchandising, LLC was not material.
Note 12. Debt Financing Arrangements
Our debt financing arrangements consist of the following (in thousands):

	November 2, 2024	February 3, 2024
ABL Facility, as amended	$—	$7,270
Term loan
Amended Term Loan Credit Agreement	297,500	310,625
Less: current portion of unamortized original issue discount and debt financing costs	(1,356)	(1,356)
Less: noncurrent portion of unamortized original issue discount and debt financing costs	(3,555)	(4,572)
Total term loan outstanding, net of unamortized original issue discount and debt financing costs	292,589	304,697
Less: current portion of term loan, net of unamortized original issue discount and debt financing costs	(16,144)	(16,144)
Total term loan, net of current portion and unamortized original issue discount and debt financing costs	$276,445	$288,553
Fixed mandatory principal repayments due on the outstanding term loan are as follows as of the end of the third quarter of fiscal year 2024 (in thousands):

2024	4,375
2025	17,500
2026	17,500
2027	17,500
2028	240,625
$297,500
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
The elected interest rate on November 2, 2024 was approximately 10%.

As of the end of the third quarter of fiscal year 2024, we were compliant with our debt covenants under the Amended Term Loan Credit Agreement.
As of November 2, 2024, the fair value of the Amended Term Loan Credit Agreement was approximately $276.7 million. As of the end of fiscal year 2023, the fair value of the Amended Term Loan Credit Agreement was approximately $259.4 million. The fair value of the Amended Term Loan Credit Agreement is determined using current applicable rates for similar instruments as of the balance sheet date, a Level 2 measurement (as defined in “Note 18—Fair Value Measurements”).
As of the end of the third quarter of fiscal year 2024, total borrowings, net of OID and financing costs, of $292.6 million remain outstanding under the Amended Term Loan Credit Agreement. During the three- and nine-month periods ended November 2, 2024, we recognized $8.2 million and $25.5 million, respectively, of interest expense related to the Amended Term Loan Credit Agreement. During the three- and nine-month periods ended October 28, 2023, we recognized $9.1 million and $26.5 million, respectively, of interest expense related to the Amended Term Loan Credit Agreement. During the three- and nine-month periods ended November 2, 2024, we recognized $0.4 million and $1.0 million, respectively, of OID and financing costs related to the Amended Term Loan Credit Agreement. During the three- and nine-month periods ended October 28, 2023, we recognized $0.3 million and $0.9 million, respectively, of OID and financing costs related to the Amended Term Loan Credit Agreement. The OID and financing costs are amortized over the Amended Term Loan Credit Agreement’s seven-year term and are reflected as a direct deduction of the face amount of the term loan in our condensed consolidated balance sheets. We recognize interest payments, together with amortization of the OID and financing costs, in interest expense in our condensed consolidated statements of operations and comprehensive (loss) income.
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
As of the end of the third quarter of fiscal year 2024, the applicable interest rate for borrowings under the ABL Facility, as amended, was approximately 8% per annum.
As of the end of the third quarter of fiscal year 2024, we were compliant with our debt covenants under the ABL Facility, as amended.
As of the end of the third quarter of fiscal year 2024, the maximum restricted payment utilizing the ABL Facility, as amended, that our subsidiaries could make from their net assets was $101.3 million.
We consider the carrying amounts of the ABL Facility, as amended, to approximate fair value because of the variable interest rate of this facility, a Level 2 measurement (as defined in “Note 18—Fair Value Measurements”).
Availability under the ABL Facility, as amended, as of the end of the third quarter of fiscal year 2024 was $107.8 million, which reflects no borrowings. Availability under the ABL Facility, as amended, at the end of fiscal year 2023 was $102.7 million, which reflects borrowings of $7.3 million. Standby letters of credit issued and outstanding were $11.4 million as of the end of the third quarter of fiscal year 2024 and $11.4 million as of the end of fiscal year 2023. We amortize financing costs associated with the ABL Facility, as amended, over the five-year term of the ABL Facility, as amended, and reflect them in prepaid expenses and other current assets and deposits and other noncurrent assets in our condensed consolidated balance sheets. During the three-month periods ended November 2, 2024 and October 28, 2023, amortization of financing costs for the ABL Facility, as amended, was not material. During the nine-month periods ended November 2, 2024 and October 28, 2023, amortization of financing costs for the ABL Facility, as amended, was $0.1 million and $0.1 million, respectively. During the three- and nine-month periods ended November 2, 2024, interest payments were $0.2 million and $0.7 million, respectively. During the three- and nine-month periods ended October 28, 2023, interest payments were $0.3 million and $1.2 million, respectively. We recognize amortization of financing costs and interest payments for the revolving credit facility in interest expense in our condensed consolidated statements of operations and comprehensive (loss) income.

Note 13. Income Taxes
Effective Tax Rate
During the three-month period ended November 2, 2024, the benefit from income taxes was not material. During the three-month period ended October 28, 2023, the benefit from income taxes was $0.4 million. During the nine-month periods ended November 2, 2024 and October 28, 2023, the provision for income taxes were $7.5 million and $8.4 million, respectively. The effective tax rates for the three- and nine-month periods ended November 2, 2024 were 2.1% and 28.0%, respectively. The effective tax rates for the three- and nine-month periods ended October 28, 2023 were 12.5% and 34.8%, respectively. The decrease in the effective tax rate for the three-month period ended November 2, 2024 as compared to the three-month period ended October 28, 2023 was primarily due to a decrease in the loss before benefit from income taxes for the three-month period ended November 2, 2024. The decrease in effective tax rate for the nine-month period ended November 2, 2024 as compared to the nine-month period ended October 28, 2023 was primarily due to a decrease in the amount of non-deductible compensation for covered employees relative to income before provision for income taxes for the nine-month period ended November 2, 2024.
Uncertain Tax Positions
The amount of income taxes we pay is subject to ongoing audits by taxing authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. As of the end of the third quarter of fiscal year 2024, the total liability for income tax associated with unrecognized tax benefits, including interest and penalties, was $2.6 million ($2.1 million, net of federal benefit). As of the end of fiscal year 2023, the total liability for income tax associated with unrecognized tax benefits, including interest and penalties, was $2.5 million ($2.1 million, net of federal benefit). Our effective tax rate will be affected by any portion of this liability we may recognize.
We believe that it is reasonably possible that $0.4 million ($0.3 million net of federal benefit) of our liability for unrecognized tax benefits, of which the associated interest and penalties are not material, may be recognized in the next 12 months due to the expiration of statutes of limitations.
Note 14. Share-Based Compensation
Our share-based compensation expense, by award type, consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Restricted stock units	$411	$599	$1,700	$1,730
Restricted stock awards	36	279	108	1,979
Performance stock units	21	156	103	543
Stock options	414	389	1,299	1,104
Restricted cash units	(264)	82	1,171	439
Employee stock purchase plan	67	80	150	186
Share-based compensation before income taxes	685	1,585	4,531	5,981
Income tax detriment (benefit)	215	299	980	(123)
Net share-based compensation expense	$900	$1,884	$5,511	$5,858
RSUs
Restricted stock unit (“RSU”) activity, including performance-based stock units (“PSUs”), consists of the following (in thousands, except per share amounts):

	Shares	Weighted average grant date fair value per share
Nonvested, February 3, 2024	1,953	$4.14
Granted	621	$4.74
Vested	(477)	$4.88
Forfeited	(588)	$3.75
Nonvested, November 2, 2024	1,509	$4.31
As of the end of the third quarter of fiscal year 2024, unrecognized compensation expense related to unvested RSUs, including PSUs, was $4.6 million, which is expected to be recognized over a weighted average period of approximately 2.3 years.
Restricted Stock Awards
Restricted stock award activity consists of the following (in thousands, except per share amounts):

	Shares	Weighted average grant date fair value per share
Nonvested, February 3, 2024	5	$27.00
Granted	—
Vested	(4)	$27.00
Forfeited	—
Nonvested, November 2, 2024	1	$27.00
As of the end of the third quarter of fiscal year 2024, unrecognized compensation expense related to unvested restricted stock awards was not material and is expected to be recognized over the weighted-average period of approximately two months.
Stock Options
Stock option activity consists of the following (in thousands, except per share and contractual life amounts):

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, February 3, 2024	2,352	$4.98
Granted	1,042	$4.60
Exercised	(102)	$3.61
Forfeited	(509)	$4.75
Outstanding, November 2, 2024	2,783	$4.93	8.35	$530
Exercisable, November 2, 2024	710	$6.31	6.95	$139
As of the end of the third quarter of fiscal year 2024, unrecognized compensation expense related to unvested stock options was $4.6 million, which is expected to be recognized over a weighted average period of approximately 2.8 years.
RCUs
Restricted cash units (“RCUs”) are awarded to certain employees, non-employee directors and consultants and represent the right to receive a cash payment at the end of a vesting period, subject to the employee’s continued employment or service as a director or consultant. In general, RCUs vest in equal installments each year over 4 years. RCUs are cash-settled with the value of each vested RCU equal to the lower of the closing price per share of our common stock on the vesting date or a specified per share price cap. We determined that RCUs are in-substance liabilities accounted for as liability instruments in accordance with ASC 718, Compensation—Stock Compensation, due to this cash settlement feature. RCUs are remeasured based on the closing price per share of our common stock at the end of each reporting period. As of the end of the third quarter of fiscal year 2024, the liability associated with unvested RCUs was $1.0 million, which is included in accrued and other current liabilities in the condensed consolidated balance sheets.
Note 15. Commitments and Contingencies
Litigation
In November 2022, a class action complaint was filed against us in the U.S. District Court for the Central District of California (“the Court”), captioned Sandra Waswick v. Torrid Holdings Inc., et al. An amended complaint was filed in May 2023. The amended complaint alleges that certain statements in our registration statement on Form S-1 related to our IPO and in subsequent SEC filings and earnings calls were allegedly false and misleading. On August 7, 2024, the Court entered an order granting defendant’s motion to dismiss with prejudice. Two shareholder derivative complaints were filed in September and October 2023 in the U.S. District Court for the District of Delaware against us (as a nominal defendant) and certain officers and directors, captioned Allegra Morgado v. Lisa Harper, et al. and Nicole Long v. Lisa Harper, et al. The derivative complaints similarly allege that certain statements were allegedly false and misleading and that the individual defendants breached their fiduciary duties. On September 25, 2024, the plaintiffs in the derivative cases filed a request for voluntary dismissal without prejudice, which the Court granted on September 26, 2024.

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
Note 16. Share Repurchases
On December 6, 2021, our Board authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. As of November 2, 2024, we had approximately $44.9 million remaining under the share repurchase program. For the three- and nine-month periods ended November 2, 2024 and October 28, 2023, we did not repurchase any shares.
We have elected to retire shares repurchased to date. Shares retired become part of the pool of authorized but unissued shares. We have elected to record the purchase price of the retired shares in excess of par value, including transaction costs, directly as an increase in accumulated deficit.

Note 17. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period, inclusive of potentially dilutive common share equivalents outstanding for the period. During the nine-month period ended November 2, 2024, there were approximately 1.2 million potentially dilutive common share equivalents outstanding that were included in the computation of diluted earnings per share. During the three-month period ended November 2, 2024, there were approximately 1.5 million restricted stock awards and RSUs, including PSUs, and approximately 2.8 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved. During the nine-month period ended November 2, 2024, there were approximately 1.5 million stock options and an immaterial number of restricted stock awards and RSUs, including PSUs, outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved. During the three- and nine-month periods ended October 28, 2023, there were approximately 0.2 million potentially dilutive common share equivalents outstanding that were included in the computation of diluted earnings per share. During the three-month period ended October 28, 2023, there were approximately 1.5 million restricted stock awards and RSUs, including PSUs, and approximately 2.3 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved. During the nine-month period ended October 28, 2023, there were approximately 1.3 million restricted stock awards and RSUs, including PSUs, and approximately 2.3 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved.
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

Financial assets and liabilities measured at fair value on a recurring basis as of the end of the third quarter of fiscal year 2024 consisted of the following (in thousands):

	November 2, 2024	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$27,460	$27,460	$—	$—
Total assets	$27,460	$27,460	$—	$—
Liabilities:
Deferred compensation plan liability (noncurrent)	$3,735	$—	$3,735	$—
Total liabilities	$3,735	$—	$3,735	$—
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
Note 19. Deferred Compensation Plan
On August 1, 2015, we established the Torrid Management Deferred Compensation Plan (“Deferred Compensation Plan”) for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, as amended. All deferrals and associated earnings are our general unsecured obligations. We may at our discretion contribute certain amounts to eligible employees’ accounts. To the extent participants were ineligible to receive contributions from participation in our 401(k) Plan (as defined in “Note 20—Employee Benefit Plan”), we contributed 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts. As of the end of the third quarter of fiscal year 2024 and as of the end of fiscal year 2023, we did not have any assets of the Deferred Compensation Plan and the associated liabilities were $5.5 million and $5.6 million, respectively, included in our condensed consolidated balance sheets. As of the end of the third quarter of fiscal year 2024, $1.8 million of the $5.5 million Deferred Compensation Plan liabilities were included in accrued and other current liabilities in our condensed consolidated balance sheets. As of the end of fiscal year 2023, $0.1 million of the $5.6 million Deferred Compensation Plan liabilities were included in accrued and other current liabilities in our condensed consolidated balance sheets.

Note 20. Employee Benefit Plan
On August 1, 2015, we adopted the Torrid 401(k) Plan (“401(k) Plan”). All employees who have been employed by us for at least 200 hours and are at least 21 years of age are eligible to participate. Employees may contribute up to 80% of their eligible compensation to the 401(k) Plan, subject to a statutorily prescribed annual limit. We may at our discretion contribute certain amounts to eligible employees’ accounts. We may contribute 50% of the first 4% of participants’ eligible contributions into their 401(k) Plan accounts. During the three- and nine-month periods ended November 2, 2024, we contributed $0.2 million and $0.6 million, respectively, to eligible employees’ Torrid 401(k) Plan accounts. During the three- and nine-month periods ended October 28, 2023, we contributed $0.2 million and $0.6 million, respectively, to eligible employees’ Torrid 401(k) Plan accounts.

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
Overview
We are a direct-to-consumer brand in North America dedicated to offering a diverse assortment of stylish apparel, intimates, and accessories skillfully designed for curvy women. Specializing in sizes 10 to 30, our primary focus is on providing fashionable, comfortable, and affordable options that meet the unique needs of our customers. Our extensive collection features high quality merchandise, including tops, bottoms, denim, dresses, intimates, activewear, footwear, and accessories. Our products are exclusive to us, with few exceptions, and each product is meticulously crafted to cater to the needs of the curvy woman, empowering her to love the way she looks and feels. Our collections are artfully curated to suit all aspects of our customers’ lives, including casual weekends, work, dressy and special occasions. Understanding the importance of affordability, we aim to keep our prices reasonable without compromising on quality. This allows us to build a meaningful connection with our customers, distinguishing us from other brands that often overlook plus-size consumers. Our brand experience and product offerings establish us as a differentiated and reliable choice for plus-size customers, which we believe sets us apart in the market. We strive to be everything our customer needs in her closet, consistently delivering products that make her feel confident and stylish.
Key Financial and Operating Metrics
We use the following metrics to assess the progress of our business, inform how we allocate our time and capital, and assess the near-term and longer-term performance of our business.

	November 2, 2024	October 28, 2023
Number of stores (as of end of period)	655	643

	Three Months Ended		Nine Months Ended
	(in thousands, except percentages)		(in thousands, except percentages)
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Comparable sales(A)	(7)%	(8)%	(6)%	(16)%
Net (loss) income	$(1,194)	$(2,748)	$19,306	$15,689
Adjusted EBITDA(B)	$19,584	$19,379	$92,403	$89,791

(A)Comparable sales for the three- and nine-month periods ended November 2, 2024 compares sales for the 13- and 39-week periods ended November 2, 2024, respectively, with sales for the 13- and 39-week periods ended November 4, 2023.
(B)Please refer to “Results of Operations” for a reconciliation of net (loss) income to Adjusted EBITDA.
Comparable Sales. We define comparable sales for any given period as the sales of our e-Commerce operations and stores that we have included in our comparable sales base during that period. We include a store in our comparable sales base after it has been open for 15 full fiscal months. If a store is closed during a fiscal year, it is only included in the computation of comparable sales for the full fiscal months in which it was open. Comparable sales for the three- and nine-month periods ended November 2, 2024 compares sales for the 13- and 39-week periods ended November 2, 2024, respectively, with sales for the 13- and 39-week periods ended November 4, 2023. Partial fiscal months are excluded from the computation of comparable sales. We apply current year foreign currency exchange rates to both current year and prior year comparable sales to remove the impact of foreign currency fluctuation and achieve a consistent basis for comparison. Comparable sales allow us to evaluate how our unified commerce business is performing exclusive of the effects of non-comparable sales and new store openings.

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
Adjusted EBITDA has limitations as an analytical tool. This measure is not a measurement of our financial performance under GAAP and should not be considered in isolation or as an alternative to or substitute for net income (loss), income (loss) from operations or any other performance measures determined in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Among other limitations, Adjusted EBITDA does not reflect:

•interest expense;
•other income, net of other expense;
•provision for (benefit from) income taxes;
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
Components of Our Results of Operations
Net Sales. Net sales reflects our revenues from the sale of our merchandise, shipping and handling revenue received from e-Commerce sales, PLCC Funds and gift card breakage income, less returns, discounts and loyalty points/awards. Revenue from our stores is recognized at the time of sale and revenue from our e-Commerce channel is recognized upon shipment of the merchandise to the customer; except in cases where the merchandise is shipped to a store and revenue is recognized when the customer retrieves the merchandise from the store. Net sales are impacted by the size of our active customer base, product assortment and availability, marketing and promotional activities and the spending habits of our customers. Net sales are also impacted by the migration of single-channel customers (i.e., customers shopping only in-store or online) to omni-channel customers (i.e., customers shopping both in-store and online), who on average spend significantly more than single-channel customers in a given year.
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
Results of Operations
Three Months Ended November 2, 2024 Compared to Three Months Ended October 28, 2023
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	November 2, 2024	% of Net Sales	October 28, 2023	% of Net Sales
Net sales	$263,766	100.0%	$275,408	100.0%
Cost of goods sold	168,609	63.9%	183,906	66.8%
Gross profit	95,157	36.1%	91,502	33.2%
Selling, general and administrative expenses	74,899	28.5%	71,881	26.1%
Marketing expenses	13,056	4.9%	12,739	4.6%
Income from operations	7,202	2.7%	6,882	2.5%
Interest expense	8,784	3.3%	9,757	3.5%
Other income, net of other expense	(362)	(0.1)%	267	0.1%
Loss before benefit from income taxes	(1,220)	(0.5)%	(3,142)	(1.1)%
Benefit from income taxes	(26)	—%	(394)	(0.1)%
Net loss	$(1,194)	(0.5)%	$(2,748)	(1.0)%

The following table provides a reconciliation of net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	November 2, 2024	October 28, 2023
Net loss	$(1,194)	$(2,748)
Interest expense	8,784	9,757
Other income, net of other expense	(362)	267
Benefit from income taxes	(26)	(394)
Depreciation and amortization(A)	8,523	8,785
Share-based compensation(B)	685	1,585
Non-cash deductions and charges(C)	112	409
Other expenses(D)	3,062	1,718
Adjusted EBITDA	$19,584	$19,379

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)During the three months ended November 2, 2024 and October 28, 2023, share-based compensation includes $(0.3) million and $0.1 million, respectively, for awards that will be settled in cash as they are accounted for as share-based compensation in accordance with ASC 718, Compensation—Stock Compensation, similar to awards settled in shares.
(C)Non-cash deductions and charges includes non-cash losses on property and equipment disposals and the net impact of non-cash rent expense.
(D)Other expenses include certain transaction and litigation fees (including certain settlement costs) and severance costs for certain key management positions.
Net Sales
Net sales decreased $11.6 million, or 4.2%, to $263.8 million for the three months ended November 2, 2024, from $275.4 million for the three months ended October 28, 2023. This decrease was primarily driven by a decrease in sales transaction values and a decrease in PLCC Funds, partially offset by improved pricing strategies. The total number of stores we operate increased by 12 stores, or 1.9%, to 655 stores as of November 2, 2024, from 643 stores as of October 28, 2023.
Gross Profit
Gross profit for the three months ended November 2, 2024 increased $3.7 million, or 4.0%, to $95.2 million, from $91.5 million for the three months ended October 28, 2023. This increase was primarily due to reduced product costs and an increase in sales of regular-priced products, partially offset by decreased net sales. Gross profit as a percentage of net sales increased 2.9% to 36.1% for the three months ended November 2, 2024 from 33.2% for the three months ended October 28, 2023. This increase was primarily driven by reduced product costs and an increase in sales of regular-priced products, partially offset by decreased net sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended November 2, 2024 increased $3.0 million, or 4.2%, to $74.9 million, from $71.9 million for the three months ended October 28, 2023. The increase was primarily due to a $3.4 million increase in performance bonuses, a $1.9 million increase in legal expense, and a $1.3 million increase in headquarters general and administrative expenses. These increases were partially offset by a $1.7 million decrease in store payroll costs and a $0.9 million decrease in share-based compensation expense. Selling, general and administrative expenses as a percentage of net sales increased 2.4% to 28.5% for the three months ended November 2, 2024 from 26.1% for the three months ended October 28, 2023. This increase was primarily driven by increased performance bonuses, legal expenses, and headquarters general and administrative expenses, partially offset by a decrease in share-based compensation expense.
Marketing Expenses
Marketing expenses for the three months ended November 2, 2024 increased $0.3 million, or 2.5%, to $13.1 million, from $12.7 million for the three months ended October 28, 2023. Marketing expenses as a percentage of net sales increased 0.3% to 4.9% during the three months ended November 2, 2024 from 4.6% during the three months ended October 28, 2023. The increase in both marketing expenses and marketing expenses as a percentage of net sales was primarily driven by an increase in social media spend, photography and SMS marketing, partially offset by decreased spend on email marketing and comparison shopping engines.
Interest Expense
Interest expense was $8.8 million for the three months ended November 2, 2024, compared to $9.8 million for the three months ended October 28, 2023. The decrease was primarily due to a lower Amended Term Loan Credit Agreement balance due to principal payments and reduced borrowings under the ABL Facility, as amended.
Benefit from Income Taxes
The benefit from income taxes for the three months ended November 2, 2024, was not material and there was a benefit from income taxes of $0.4 million for the three months ended October 28, 2023. Our effective tax rate was 2.1% for the three months ended November 2, 2024 and 12.5% for the three months ended October 28, 2023. The decrease in the effective tax rate for the three months ended November 2, 2024 as compared to the three months ended October 28, 2023 was primarily due to a decrease in the loss before benefit from income taxes during the three months ended November 2, 2024 as compared to the three months ended October 28, 2023.
Nine Months Ended November 2, 2024 Compared to Nine Months Ended October 28, 2023
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Nine Months Ended
	November 2, 2024	% of Net Sales	October 28, 2023	% of Net Sales
Net sales	$828,175	100.0%	$858,406	100.0%
Cost of goods sold	507,339	61.3%	553,585	64.5%
Gross profit	320,836	38.7%	304,821	35.5%
Selling, general and administrative expenses	228,203	27.5%	212,700	24.8%
Marketing expenses	38,875	4.7%	38,988	4.5%
Income from operations	53,758	6.5%	53,133	6.2%
Interest expense	27,303	3.3%	28,831	3.4%
Other income, net of other expense	(376)	0.0%	238	0.0%
Income before provision for income taxes	26,831	3.2%	24,064	2.8%
Provision for income taxes	7,525	0.9%	8,375	1.0%
Net income	$19,306	2.3%	$15,689	1.8%

The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (in thousands):

	Nine Months Ended
	November 2, 2024	October 28, 2023
Net income	$19,306	$15,689
Interest expense	27,303	28,831
Other income, net of other expense	(376)	238
Provision for income taxes	7,525	8,375
Depreciation and amortization(A)	26,704	27,103
Share-based compensation(B)	4,531	5,981
Non-cash deductions and charges(C)	179	354
Other expenses(D)	7,231	3,220
Adjusted EBITDA	$92,403	$89,791

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)During the nine months ended November 2, 2024 and October 28, 2023, share-based compensation includes $1.2 million and $0.4 million, respectively, for awards that will be settled in cash as they are accounted for as share-based compensation in accordance with ASC 718, Compensation—Stock Compensation, similar to awards settled in shares.
(C)Non-cash deductions and charges includes non-cash losses on property and equipment disposals and the net impact of non-cash rent expense.
(D)Other expenses include certain transaction and litigation fees (including certain settlement costs), severance costs for certain key management positions and the reimbursement of certain management expenses, primarily for travel, incurred by Sycamore on our behalf, which are not considered to be part of our core business.
Net Sales
Net sales decreased $30.2 million, or 3.5%, to $828.2 million for the nine months ended November 2, 2024, from $858.4 million for the nine months ended October 28, 2023. This decrease was primarily driven by a decrease in sales transaction values, partially offset by improved pricing strategies. The total number of stores we operate increased by 12 stores, or 1.9%, to 655 stores as of November 2, 2024, from 643 stores as of October 28, 2023.
Gross Profit
Gross profit for the nine months ended November 2, 2024 increased $16.0 million, or 5.3%, to $320.8 million, from $304.8 million for the nine months ended October 28, 2023. This increase was primarily due to reduced product costs, merchandising payroll costs, store occupancy costs and distribution costs, partially offset by decreased net sales. Gross profit as a percentage of net sales increased 3.2% to 38.7% for the nine months ended November 2, 2024 from 35.5% for the nine months ended October 28, 2023. This increase was primarily driven by a decrease in product costs, partially offset by decreased net sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended November 2, 2024 increased $15.5 million, or 7.3%, to $228.2 million, from $212.7 million for the nine months ended October 28, 2023. The increase was primarily due to a $10.1 million increase in performance bonuses, an $8.2 million increase in headquarters general and administrative expenses, and a $1.9 million increase in legal expense. This increase was partially offset by a $3.8 million decrease in store payroll costs and a $1.4 million decrease in shared-based compensation. Selling, general and administrative expenses as a percentage of net sales increased 2.7% to 27.5% for the nine months ended November 2, 2024 from 24.8% for the nine months ended October 28, 2023. This increase was primarily driven by increased performance bonuses and headquarters general and administrative expenses.
Marketing Expenses
Marketing expenses for the nine months ended November 2, 2024 decreased $0.1 million, or 0.3%, to $38.9 million, from $39.0 million for the nine months ended October 28, 2023. The decrease was primarily due to decreased spend on store and brand marketing, comparison shopping engines, retargeting, photography, email/SMS marketing, and marketing team payroll, partially offset by expenses associated with our model search campaign, and an increase in social media spend. Marketing expenses as a percentage of net sales increased 0.2% to 4.7% during the nine months ended November 2, 2024 from 4.5%

during the nine months ended October 28, 2023. The increase was primarily driven by a deleverage of our marketing expenses as a result of lower net sales.
Interest Expense
Interest expense was $27.3 million for the nine months ended November 2, 2024, compared to $28.8 million for the nine months ended October 28, 2023. The decrease was primarily due to a lower Amended Term Loan Credit Agreement balance due to principal payments and reduced borrowings under the ABL Facility, as amended.
Provision for Income Taxes
The provision for income taxes were $7.5 million and $8.4 million for the nine months ended November 2, 2024 and October 28, 2023, respectively. Our effective tax rate was 28.0% for the nine months ended November 2, 2024 and 34.8% for the nine months ended October 28, 2023. The decrease in the effective tax rate for the nine months ended November 2, 2024 as compared to the nine months ended October 28, 2023 was primarily due to a decrease in the amount of non-deductible compensation for covered employees relative to income before provision for income taxes for the nine months ended November 2, 2024.
Liquidity and Capital Resources
General
Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our ABL Facility, as amended. Availability under the ABL Facility, as amended, as of the end of the third quarter of fiscal year 2024, was $107.8 million, which reflects no borrowings. Our primary cash needs are for merchandise inventories, payroll, rent for our stores, headquarters and distribution center, capital expenditures associated with opening new stores and updating existing stores, logistics and information technology. We also need cash to fund our interest and principal payments on the Amended Term Loan Credit Agreement, and make discretionary repurchases of our common stock. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, prepaid expenses and other current assets, accounts payable, accrued and other current liabilities and operating lease liabilities. We believe that cash generated from operations and the availability of borrowings under our ABL Facility, as amended, or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our ABL Facility, as amended, or otherwise to enable us to service our indebtedness, or to make capital expenditures in the future. Our future operating performance and our ability to service or extend our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
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
Cash Flow Analysis
A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Nine Months Ended
	November 2, 2024	October 28, 2023
Net cash provided by operating activities	$65,366	$33,730
Net cash used in investing activities	(12,617)	(15,228)
Net cash used in financing activities	(20,366)	(16,334)

Net Cash Provided By Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization and share-based compensation, the effect of working capital changes and taxes paid.
Net cash provided by operating activities during the nine months ended November 2, 2024 was $65.4 million compared to $33.7 million during the nine months ended October 28, 2023. The increase in cash provided by operating activities during the nine months ended November 2, 2024 was primarily as a result of increases in net income, accounts payable and accrued expenses and other current liabilities, partially offset by a larger increase in prepaid expenses and other current assets compared to the nine months ended October 28, 2023.
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
Net cash flows used in investing activities during the nine months ended November 2, 2024 was $12.6 million, compared to $15.2 million during the nine months ended October 28, 2023. The decrease in cash used in investing activities was primarily as a result of decreased capital expenditures related to the opening of new stores and store relocations and a decrease in capital expenditures in our West Jefferson, Ohio distribution center, partially offset by an increase in store maintenance costs during the nine months ended November 2, 2024, compared to the nine months ended October 28, 2023.
Net Cash Used In Financing Activities
Financing activities consist primarily of (i) borrowings and repayments related to our ABL Facility, as amended, (ii) borrowings and repayments related to the Amended Term Loan Credit Agreement and (iii) repurchases and retirement of our common stock.
Net cash used in financing activities during the nine months ended November 2, 2024 was $20.4 million compared to $16.3 million during the nine months ended October 28, 2023. The increase in net cash used in financing activities was primarily due to an increase in net repayments related to the ABL Facility, as amended.
Debt Financing Arrangements
As of November 2, 2024, we had $292.6 million of outstanding indebtedness, net of unamortized original issue discount and debt financing costs, consisting of term loans under the Amended Term Loan Credit Agreement. As of November 2, 2024, we had no borrowings under the ABL Facility, as amended. Please refer to “Note 12—Debt Financing Arrangements” for further discussion regarding our indebtedness.
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
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We, under the supervision of and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 2, 2024, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes during the three months ended November 2, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 6, 2021, our Board authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. During the three months ended November 2, 2024, we did not repurchase any shares of our common stock. As of November 2, 2024, we had approximately $44.9 million remaining under the share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Torrid Holdings Inc., dated July 6, 2021.	8-K	July 6, 2021	3.1
3.2	Amended and Restated Bylaws of Torrid Holdings Inc.	10-K	March 28, 2023	3.2
10.1+*	Separation Agreement and Release by and among Torrid Holdings Inc., Torrid Administration, Inc., Torrid LLC and Elizabeth Munoz Guzman, dated October 4, 2024.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in City of Industry, California on December 11, 2024.

Torrid Holdings Inc.

By:	/s/ Lisa Harper
Name:	Lisa Harper
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Paula Dempsey
Name:	Paula Dempsey
Title:	Chief Financial Officer
(Principal Financial Officer)