Form 10-K
period 2025-02-01
Torrid Holdings Inc.
filed 2025-04-01
CIK 1792781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of March 27, 2025, there were approximately 104,928,245 shares of the registrant's common stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 3, 2024 was approximately $110 million based upon the last reported sales price on the New York Stock Exchange on that date of $7.72.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders (the "2024 Proxy Statement"), to be filed with the Securities and Exchange Commission ("SEC") no later than 120 days after the end of the registrant’s fiscal year ended February 1, 2025.

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

•changes in consumer spending and general economic conditions;
•the interruption of the flow of merchandise from international manufacturers, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports;
•the negative impact on interest expense as a result of high interest rates;
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
•the possibility that we may recognize impairments of definite-lived assets;
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

Part I

Item 1. Business
Overview
Torrid Holdings Inc. ("Torrid," "we," "us," "our," the "Company") is a direct-to-consumer brand in North America dedicated to offering a diverse assortment of stylish apparel, intimates, and accessories skillfully designed for curvy women. Specializing in sizes 10 to 30, our primary focus is on providing fashionable, comfortable, and affordable options that meet the unique needs of our customers. Our extensive collection features high quality merchandise, including tops, bottoms, denim, dresses, intimates, activewear, footwear, and accessories. Our products are exclusive to us, and each product is meticulously crafted to cater to the needs of the curvy woman, empowering her to love the way she looks and feels. Our collections are artfully curated to suit all aspects of our customers’ lives, including casual weekends, work, dressy and special occasions. Understanding the importance of affordability, we aim to keep our prices reasonable without compromising on quality. This allows us to build a meaningful connection with our customers, distinguishing us from other brands that often overlook plus- and mid-size consumers. Our brand experience and product offerings establish us as a differentiated and reliable choice for plus- and mid-size customers, which we believe sets us apart in the market. We strive to be everything our customer needs in her closet, consistently delivering products that make her feel confident and stylish.
The Torrid Approach
We have developed a proprietary approach to designing stylish, commercially relevant apparel and intimates that resonates with a diverse range of customers and appeals broadly to their sense of style. Our loyal customer base provides us with valuable insights that enable us to refine our products and experience. This creates a self-reinforcing cycle that solidifies our leadership in the plus- and mid-size apparel markets.
Our diverse assortment caters to the curvy woman's unique needs, offering:
•A tailored fit she rarely has access to that meets all of her individual style aspirations;
•A rigorous design process where every single article of clothing is fitted on a real woman, and not simply "grading up" non-plus-size apparel;
•A proprietary sizing process constantly updated through continuous customer feedback and data, until we fit to perfection; and
•An expanded brand that provides a fusion of trendy and on-point style with exceptional tailoring that satisfies the unique needs of the curvy woman.
Product
Product Offering
We offer a comprehensive product line that inspires our customers with new and exciting options for her entire closet. Our assortment spans tops, bottoms, denim, dresses, intimates, activewear, footwear and accessories that we believe embody the attitude and style that enable our customers to comfortably and confidently dress like their non-plus-size friends. Combined with an unparalleled fit, we believe our products make us a destination for our customers to shop for every occasion, from casual to dressy, and everything in between.
While we aim to bring her current styles and trends, we also bring her offerings built on a foundation of timeless year-round styles and colors ("Basics") that are constantly replenished. Our core offerings include products that are on-trend interpretations of our Basics merchandise ("Core") that we update with new fabrics, prints, embellishments or features. For example, the Harper Blouse represents a Basics item with Core iterations that feature different lengths and sleeve designs. Our trend-driven items incorporate fresh styles available in the broader market to excite and engage our customer but are bought narrowly and reordered as demand dictates to minimize inventory risk.
Our focus on bottoms and intimates, both attractive growth categories where technical expertise is critical, drives customer loyalty and serves as an entry point to the Torrid brand. Our intimates line is designed to inspire confidence and allows our customer to move in effortless comfort throughout her day while feeling confident and sexy. We offer a full range of bra frames, sizes and solutions, continually testing new innovations. Over the course of approximately two decades, Torrid has developed the requisite design and engineering expertise for the highly technical bra category through a rigorous in-house research and development process.

Product Design and Development
We are dedicated to creating youthful, sexy and commercially relevant products that cater specifically to the woman in our size range. Our in-house design, development and merchandising teams work tirelessly to bring our vision to life under our portfolio of brands, including Torrid®, Torrid Curve®, CURV®, and Lovesick®. Our products are exclusive to us and provide a consistent quality and fit that we believe she cannot find elsewhere. Our product development is led by a team of highly skilled designers, artists and product engineers. Our core competency is our differentiated, market-leading fit that we achieve through the following strategies:
•Laser focus on fit across our entire organization;
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
Customers
Our typical customer is an employed, youthful woman between the ages of approximately 30 and 44 years old with above-average annual household income, and wears sizes 10 to 30 (average of size 18). Approximately half of our customers are under 40 years old and the ethnic composition of our customer base largely parallels that of the U.S. population. She leads a busy life, is short on time and wants a curated presentation of quality apparel, intimates and accessories that are on trend and fit her well.
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
e-Commerce
Our e-Commerce channel is central to our unified commerce platform. Our online platform provides customers with a highly engaging shopping experience featuring access to our full product assortment, an aesthetically rich and easily navigable website, and seamless ordering and fulfillment. Additionally, we successfully use our e-Commerce platform to expand our selection of styles, colors and merchandise meaningfully beyond what is available in our stores, making the online shopping experience highly engaging and additive to our in-store experience. Our website and mobile app feature updates on new collections, guidance on how to wear and put together outfits and a selection of web-only exclusives, all of which facilitate customer engagement and interaction.
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

As of February 1, 2025, we operated 634 stores in the U.S., Puerto Rico and Canada. Our stores are located primarily in premium malls, shopping plazas, lifestyle centers and outlet locations. Our stores are designed to deliver an immersive fit discovery experience and serve as desirable customer destinations. As a result, they exhibit resilience to trends in traffic volatility and perform consistently across all formats. Our average store size is approximately 3,100 square feet.
People and Culture
Our management is committed to attracting, developing and retaining talent, and supporting a company culture of belonging where our associates and customers feel valued. Our work environment is open and collaborative with an organizational structure that facilitates efficient decision making. Many of our employees are also customers who believe in our mission to empower curvy women to love the way they look and feel. We strive to promote a welcoming and inclusive culture throughout our Company.
The goal of creating a welcoming and supportive environment spans our full organization from our headquarters and distribution center to our stores. We remain committed to a work environment rooted in mutual respect and inclusion and will continue to encourage different ideas and points of view. We believe that diverse perspectives and experiences are important to help inform management of risks, business strategies and opportunities. We believe that our in-store brand ambassadors are critical to our success and often represent the face of our organization to our customers. We empower our managers and in-store brand ambassadors to deliver a superior shopping experience. We provide thorough product- and fit-oriented training that aims to strengthen our brand experience in the store. We also provide our in-store brand ambassadors with sales and key performance data that help them optimize their store's performance and foster a culture of accountability. Communications with our store associates is a critical channel for valuable product and customer feedback. We believe we have established effective two-way lines of communication throughout our organization, including using technologies to communicate with stores in real time and routinely synthesize store insights and customer feedback from the field to influence decision making.

As of February 1, 2025, we employed approximately 1,810 full-time and 5,780 part-time employees. Of these employees, approximately 490 are assigned to our headquarters in City of Industry, California and approximately 7,100 are employed in our stores and distribution center. Our number of employees, particularly part-time employees, fluctuates depending upon seasonal needs. Our employees are not represented by a labor union and are not party to a collective bargaining agreement.
Our talent strategy is to attract, engage and retain the best and most qualified talent. We offer competitive compensation packages that are based on market-specific data for comparable roles and geographic locations. We believe in rewarding high performance and seek to design plans and programs to support this culture. To further support the advancement of our employees, we invest in a wide range of training and development opportunities at all levels across the organization, including through both online and instructor-led internal programs, as well as third-party programs. We regularly collect feedback from our employees to better understand and improve our learning and development offerings to meet their needs. To ensure we provide a rich and rewarding experience for our employees, we monitor culture and engagement to build on the competencies that are important for our future success. We routinely hold employee engagement events and virtual and on-demand learning sessions for our associates' development.
Employee safety remains a priority. We develop and administer company-wide policies to ensure the safety of each team member and compliance with Occupational Safety and Health Administration standards and local requirements.
An important part of our culture is our focus on giving back to the community, which we do primarily through our Torrid Foundation that we established in 2017. The mission of the Torrid Foundation is to support various nonprofit organizations dedicated to helping women and changing lives for our customers and their communities. The funds utilized in these efforts are raised from customer donations, including whole-dollar sale round-ups and proceeds from a portion of total sales during specific campaign periods.
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
Marketing and Advertising
We promote a message of inclusivity that empowers all women to love the way they look and feel. Our brand inspires women to feel confident, sexy and youthful like they never have before. We believe our brand messaging built around fashion and fit resonates with the attitudes of younger generations who are frustrated with being ignored by other brands. Our marketing collateral intentionally represents the diversity of our customer base, including curvy women of all sizes from 10 to 30, and communicates the confidence and sexiness our product is intended to deliver.
We use a variety of marketing and advertising mediums to increase brand awareness, acquire new customers, and drive repeat purchases across our channels. These programs include our online marketing, such as paid search and social media, product listing ads and retargeting, combined with direct mail, store marketing and public relations initiatives. Further, we have introduced a multiple brand strategy, including niche concepts like Festi, Nightfall and Retro Chic with more coming in 2025. This will enable us to reach new customers and increase our brand awareness. We strengthen the connection with our most engaged customers through special events, like Casting Call, which feature plus- and mid-size models, celebrities, bloggers and other influencers. We use our customer database to strategically optimize the value of our marketing investments across our customer base and channels. This enables us to efficiently acquire new customers, effectively market to repeat customers and reactivate lapsed customers.
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
We have a diversified vendor base. No single supplier accounted for more than 9% of merchandise purchased in fiscal year 2024. Substantially all of our product receipts in fiscal year 2024 were sourced internationally, primarily from Asia. We plan to continue diversifying our vendor bases by both vendor and geography. We continue to reduce our exposure to factories located within China. Though we are working towards decreasing our share of product manufactured in China, our manufacturing partners may source their own raw materials from third party suppliers in other countries, including China. We maintain compliance guidelines for our vendors that dictate various standards including product quality, manufacturing practices, labor compliance and legal compliance. Through third parties, we periodically monitor our factories and suppliers to ensure compliance with these guidelines.
Distribution and Fulfillment
Our unified commerce business model is serviced by our distribution facility located in West Jefferson, Ohio. This 750,000 square foot facility is highly automated and capable of handling our existing and future needs. The West Jefferson facility is equipped with omni-channel capabilities that enable global direct-to-customer e-Commerce, U.S. and Canada retail store order fulfillment, including buy-online-pickup-in-store ("BOPIS") and ship-to-store fulfillment. Our Store omni-channel offerings also include ship-from-store, ship-to-store and BOPIS in the U.S. and Canada. During 2024 we enabled ship-to-store and ship-from-store for our Canadian retail stores to accelerate the growth and retention of our Canadian market through more delivery options for our customers.

The facility also handles customer and store returns to drive efficient online returns processing, allowing us to seamlessly execute our unified commerce strategy. In late 2024 we outsourced our U.S. returns operations to a third-party returns specialist to improve costs and processing cycle times. International returns are processed at the West Jefferson facility.

Our supply chain team including the distribution center, transportation, customs compliance and vendor compliance functions manage the inbound transportation, receipt, quality assurance, storage, sorting, picking, packing and distribution of merchandise for our e-Commerce platform and store channels. Stores are replenished at least once per week from this facility which provides our stores with a steady flow of both new inventory and basics replenishment that helps maintain product freshness and in-stock availability. Distribution for e-Commerce customers and retail stores are facilitated by third-party parcel delivery services that optimize cost and service.
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
Seasonality
While the apparel industry is generally seasonal in nature, we have not historically experienced significant seasonal fluctuations in our sales. In fiscal year 2024, no single quarter contributed more than 26% of Torrid net sales. We believe this is partly attributable to our broad merchandise offering that encourages purchasing across seasons. We believe our reduced seasonality is also attributable to the behavior of our customer, who is generally purchasing products for herself, not as gifts.
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

Our competition in the women’s plus- and mid-size apparel industry includes:
•Plus- and Mid-Size Focused Specialty Retailers. We compete with other specialty retailers that, like Torrid, focus on plus- and mid-size customers. We offer a fashion-first focus rooted in a great fit and a broad and stylish product assortment that is differentiated by our vertical sourcing capabilities. We target a younger, more fashion-minded consumer with a wide assortment that has broad appeal. We further differentiate ourselves based on the strength of our brand, industry-leading unified commerce business model and e-Commerce penetration, strong data capabilities, loyal customer base, customer-focused product assortment and highly experienced leadership team.
•Plus- and Mid-Size Focused Direct to Consumer Brands. We compete with other plus- and mid-size focused direct to consumer brands. We operate on a large scale, which allows us to offer a wide product assortment, high product quality and convenience to provide a better experience and acquire customers more efficiently.
•Local, National and International Retail Chains. We compete indirectly with department stores, specialty apparel players and mass merchandise retailers who also carry products in our size range and offer similar categories of merchandise to our customer segment. By maintaining a maniacal focus on fashion and fit, our proprietary product offering delivers a superior fit for the curvy woman that makes her love the way she looks and feels. Our sole focus on designing for our specific customer needs differentiate her experience when she shops with us.
Our distinct combination of first at fashion and fit design, service, product quality and value allows us to compete effectively within the women’s plus- and mid-size apparel market.
Intellectual Property
Our trademarks are important to our marketing efforts. We own or have the rights to use certain trademarks, service marks and trade names that are registered with the U.S. Patent and Trademark Office or other foreign trademark registration offices or exist under common law in the United States and other jurisdictions. Trademarks that are important in identifying and distinguishing our products and services include, but are not limited to, Torrid®, Torrid Curve®, CURV® and Lovesick®. Our rights to some of these trademarks may be limited to select markets. We also own domain names, including our website, www.torrid.com. Further, we have patents issued, as well as applications pending for our innovative technology featured in our most popular line of bras, the Reduced-Coverage Back Smoothing Brassiere, as well as the Wire-free Push-Up Brassiere with Hinge for Improved Support and Flexibility, and for our Power Mesh Panels for Tummy-Flattening Pants and Tummy-Covering Garments.
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
In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, on January 1, 2023, the California Privacy Rights Act (the “CPRA”) amendments to the California Consumer Privacy Act of 2018 (the “CCPA”) came into force. Among other operational requirements for covered companies, the CCPA mandates that covered companies provide new disclosures to California consumers and afford such consumers data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request correction or deletion of such personal information, and the right to request to opt-out of certain sales, or disclosures for the purposes of cross-context behavioral advertising, of such personal information. The California Attorney General and a standalone California data privacy agency can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Additional states, including Colorado, Connecticut, Delaware, Florida, Iowa, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Texas, Utah and Virginia, and have recently enacted data privacy and security laws that are effective, and Indiana, Kentucky, Maryland, Minnesota, Rhode Island, and Tennessee have enacted data privacy and security laws that will become effective in 2025 or 2026. Other states may follow. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Additionally, the FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose expanded standards for the online collection, use, dissemination and security of data.

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
Our target market of approximately 30 to 44 year old plus- and mid-size women has stylistic preferences that cannot be predicted with certainty and are subject to change. Our success depends in large part upon our ability to effectively identify and respond to changing product trends and consumer demands among this segment, and to translate market trends into appropriate, salable product offerings. Our failure to identify and react appropriately to new and changing product trends or tastes, to accurately forecast demand for certain product offerings or an overall decrease in the demand for plus- and mid-size products could lead to, among other things, excess or insufficient amounts of inventory, markdowns and write-offs, which could materially adversely affect our business and our brand image. Because our success depends significantly on our brand image among our target segment, damage to our brand image as a result of our failure to identify and respond to changing product trends could have a material negative impact on our business. Additionally, as a direct-to-consumer brand focusing on young, plus- and mid-size women, we may not effectively identify product trends that appeal to our target segment or successfully adapt product trends prevailing in the market more broadly to this target segment. While we believe we have a flexible supply chain, we often enter into agreements for the manufacture and purchase of merchandise well ahead of the season in which that merchandise will be sold. Therefore, we are vulnerable to changes in consumer preferences and demand between the time we design and order our merchandise and the season in which this merchandise will be sold. Inventory levels for certain merchandise styles may exceed planned levels, leading to higher markdowns to sell through excess inventory and, therefore, lower than planned margins. Conversely, if we underestimate consumer demand for our merchandise, or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may negatively impact customer relationships, diminish brand loyalty and result in lost sales.
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
We face substantial competition in the plus- and mid-size women's apparel industry from both specialty and general retailers, including department stores, mass merchants, regional retail chains, web-based stores and other direct retailers that engage in the retail sale of apparel, accessories, footwear and other similar product categories. We compete with these businesses for customers, vendors, digital marketing channels, suitable store locations and personnel. We compete on the basis of a combination of factors, including among others, our knowledge of and focus on our target segment, price, breadth, quality, commercial relevance, fit and style of merchandise offered, in-store experience, level of customer service, ability to identify and offer new and emerging product trends and brand image.
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
We rely in part on digital advertising, including search engine marketing, to promote awareness of our online marketplace, grow our business, attract new customers and increase engagement with existing customers. In particular, we rely on search engines, such as Google, and the major mobile app stores as important marketing channels. Search engine companies change their search algorithms periodically, and our ranking in searches may be adversely impacted by those changes. Search engine companies or app stores may also determine that we are not in compliance with their guidelines and penalize us as a result. If search engines change their algorithms, terms of service, display or the featuring of search results, determine we are out of compliance with their terms of service or if competition increases for advertisements, we may be unable to cost-effectively attract customers. Our relationships with our marketing vendors are not long-term in nature and do not require any specific performance commitments. In addition, many of our online advertising vendors provide advertising services to other companies, including companies with whom we may compete. As competition for online advertising has increased, the cost for some of these services has also increased. Our marketing initiatives may become increasingly expensive and generating a return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, such increase may not offset the additional marketing expenses we incur.
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
We have, and will continue to have, significant lease obligations. We lease all of our store locations, our corporate headquarters and our distribution center. We typically occupy our stores under operating leases with initial terms of up to ten years. In the future, we may not be able to negotiate favorable lease terms. Our inability to do so may cause our occupancy costs to be higher in future years or may force us to close stores in desirable locations.
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
We may recognize impairments on definite-lived assets.
Our definite-lived assets, primarily stores and intangible assets, are subject to periodic testing for impairment. Store assets are reviewed using factors including, but not limited to, our future operating plans and projected future cash flows. Failure to achieve our future operating plans or generate sufficient levels of cash flow at our stores could result in impairment charges on definite-lived assets, which could have a material adverse effect on our financial condition or results of operations.
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
We purchase the majority of our merchandise outside of the United States through arrangements with various vendors. Political, social or economic instability in regions where our products are made, could cause disruptions in trade, including exports to the United States. Actions in various countries, particularly China, and more recently, Canada, and the United States, have created uncertainty with respect to tariff impacts on the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed and timing of the tariffs. Other events that could also cause disruptions to our supply chain include:
•the imposition of additional trade law provisions or regulations;
•the imposition of additional duties, tariffs and other charges on imports and exports, including as a result of the trade war between China and the United States or Canada and the United States;
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
Although we are actively diversifying our product sourcing options outside of China, in fiscal year 2024, we received approximately 48.5% of our products from manufacturing partners in China. Additionally, our manufacturing partners outside of China may source their own raw materials from third parties in other countries, including China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees' probation and unilaterally terminating labor contracts. Our results of operations will be materially and adversely affected if the labor costs of our third-party suppliers and manufacturers increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China.
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
Laws, regulations and industry standards (including, for example, the Payment Card Industry Data Security Standard, or PCI-DSS) relating to privacy, data protection, marketing and advertising and consumer protection continue to evolve as new, increasingly restrictive legislation and regulations are coming into force and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, standards, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject, contracts by which we are bound, or other obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities, customers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain data sets. Any such claims, proceedings or actions may also hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of customers, suppliers or vendors and result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Further, we may publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair or misrepresentative of our practices, then we may be subject to investigation, enforcement actions by regulators or other adverse consequences. For example, our compliance with our privacy policies and our general consumer data privacy and security practices may be subject to review by the Federal Trade Commission ("FTC"), which may bring enforcement actions to challenge allegedly unfair and deceptive trade practices, including the violation of privacy policies and representations or material omissions therein.
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
In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, on January 1, 2023, the CPRA amendments to the CCPA came into force. Among other operational requirements for covered companies, the CCPA mandates that covered companies provide new disclosures to California consumers and afford such consumers data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request correction or deletion of such personal information, and the right to request to opt-out of certain sales, or disclosures for the purposes of cross-context behavioral advertising, of such personal information. The California Attorney General and a standalone California data privacy agency can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Additional states, including Colorado, Connecticut, Delaware, Florida, Iowa, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Texas, Utah and Virginia, have recently enacted data privacy and security laws that are effective, and Indiana, Kentucky, Maryland, Minnesota, Rhode Island, and Tennessee have enacted data privacy and security laws that will become effective in 2025 or 2026. Other states may follow. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Additionally, the FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose expanded standards for the online collection, use, dissemination and security of data.
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
In addition, the data protection landscape in the EU, EEA and UK is continually evolving and in some cases, laws or regulations in one country may be inconsistent with, or contrary to, those of another country. Tracking existing data privacy laws and regulations, new data privacy laws and regulations, and changes to the same over time, together with implementing compliance measures may result in possible significant operational costs for internal compliance and risks to our business. Compliance with the GDPR may require adhering to stringent legal and operational obligations and therefore the dedication of substantial time and financial resources by the business, which may increase over time (in particular in relation to any transfers of any personal data of European or UK residents to third parties located in certain jurisdictions). Failure to comply with the GDPR may lead to the business incurring fines and/or facing other enforcement action or reputational damage. For example, failure to comply with the GDPR, depending on the nature and severity of the breach (and with a requirement on regulators to ensure any enforcement action taken is proportionate), could (in the worst case) incur regulatory penalties of up to the greater of (i) €20 million / £17.5 million (as applicable); and (ii) 4% of an entire group's total annual worldwide turnover, as well as the possibility of other enforcement actions (such as suspension of processing activities and audits), and liabilities from third-party claims.
Further, we are subject to the Payment Card Industry Data Security Standard, or PCI-DSS, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. We rely on vendors to handle PCI-DSS matters and to ensure PCI-DSS compliance. Despite our compliance efforts, we may become subject to claims that we have violated PCI-DSS, based on past, present, and future business practices, which could have an adverse impact on our business and reputation.
Given the rapidly evolving landscape of data privacy and security laws, we cannot yet determine the full impact these privacy, security, and data protection laws and regulations, or other such future privacy, security, and data protection laws and regulations, may have on our current or future business. However, each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition and results of operations. Finally, any actual or perceived failure to comply with these laws could result in a costly investigation or litigation resulting in potentially significant liability and a material and adverse impact on our reputation and business.
Rulemaking changes and regulatory initiatives implemented by the Consumer Financial Protection Bureau (the “CFPB”) may result in adverse effects to our income streams, profitability and results of operations.
Our business, results of operations or competitive position may be adversely affected by new regulations affecting certain of our major commercial partners, including our third-party financing company that solely owns the accounts issued under our PLCC program. In March 2024, the CFPB issued a final rule to amend Regulation Z to mandate significant decreases in credit card late fees and eliminate annual inflation adjustments for late fee safe harbor amounts. In May 2024, the United States
District Court for the Northern District of Texas issued a preliminary injunction prohibiting the order from taking effect. That litigation is still pending and the outcome, including potential appeals, is uncertain. Although the CFPB remains active, its operations have been significantly impacted by the actions of the Department of Government Efficiency, including a recent directive to halt most activities. If the rule becomes effective, it could result in a reduction of late fees and other income streams to our third-party financing company that may alter the profitability of our agreements with them. Such changes could also affect our ability or willingness to provide certain products or services, necessitate changes to our business practices or have an adverse effect on our results of operations.
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
Additionally, recent political developments have introduced greater uncertainty with respect to tax and trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. We source the majority of our merchandise from manufacturers located outside of the U.S., including a significant amount from Asia. From time to time, countries including China, the United States and more recently, Canada, impose tariffs on exports from the other in a trade war, and an escalation of the trade war remains a possibility. It is unclear whether these challenges and uncertainties will be contained or resolved, and what effects they may have on the global political and economic conditions in the long term. Further major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity. See also "—The interruption of the flow of merchandise from international manufacturers could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports" and "—We source a significant amount of our product receipts from China, which exposes us to risks inherent in doing business there."
As of January 2025, the change in U.S. presidential administration and control of U.S. Congress may produce changes to U.S. tax legislation. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on us or our business. To the extent that such changes have a negative impact on us or our business, these changes may materially and adversely impact our business, financial condition and results of operations. In addition, aspects of U.S. tax laws may lead foreign jurisdictions to respond by enacting additional tax legislation that is unfavorable to us. As of December 31, 2024, numerous countries have now enacted the Organization of Economic Cooperation and Development’s model rules on a global minimum tax of 15%. Certain countries, including European Union member states, have enacted or are expected to enact legislation incorporating the global minimum tax with effect from 2024 and widespread implementation of a global minimum tax is expected by the end of 2025. Based on the guidance available thus far, we do not expect this legislation to have a material impact on our consolidated financial statements, but we will continue to evaluate it as additional guidance and clarification becomes available. As the legislation becomes effective in countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. This increasingly complex global tax environment has in the past and could continue to increase tax uncertainty, resulting in higher compliance costs and adverse effects on our financial performance.
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
On June 14, 2021, we entered into a term loan credit agreement (the "Term Loan Credit Agreement") in an initial aggregate amount of $350.0 million, which has a maturity date of June 14, 2028, and used borrowings thereunder to, among other things, repay and terminate an original term loan credit agreement. On May 24, 2023, we entered into an amendment to the Term Loan Credit Agreement (the "Amended Term Loan Credit Agreement"). As of February 1, 2025, we had $288.6 million of outstanding indebtedness, net of unamortized original issue discount ("OID") and debt financing costs, consisting of loans under the Amended Term Loan Credit Agreement. In May 2015, we entered into a credit agreement for a senior secured asset-based revolving credit facility which has been subsequently amended ("ABL Facility"). For a description of our debt service obligations, including mandatory repayments, under the Amended Term Loan Credit Agreement, see "Note 12—Debt Financing Arrangements." Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant lease obligations. As of February 1, 2025, the estimated annual future occupancy payments for lease terms that include periods covered by options to extend some of our leases was $229.1 million. Our indebtedness and lease obligations could have other important consequences to you and significant effects on our business. For example, it could:

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
In addition, the Amended Term Loan Credit Agreement and the ABL Facility contain, and the agreements evidencing or governing any other future indebtedness may contain, restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.
Our indebtedness may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.
The Amended Term Loan Credit Agreement and the ABL Facility contain, and the agreements evidencing or governing any other future indebtedness, may contain, financial restrictions on us and our restricted subsidiaries, including restrictions on our or our restricted subsidiaries' ability to, among other things:

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
In addition, we are required to maintain compliance with various financial ratios in the ABL Facility.
A failure by us or our subsidiaries to comply with the covenants under the Amended Term Loan Credit Agreement or the ABL Facility or to maintain the required financial ratios contained in the ABL Facility could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Additionally, a default by us under the Amended Term Loan Credit Agreement, the ABL Facility or an agreement governing any other future indebtedness may trigger cross-defaults under the Amended Term Loan Credit Agreement, the ABL Facility or any other future agreements governing our indebtedness. Upon the occurrence of an event of default or cross-default under any of the present or future agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern. See "Note 12—Debt Financing Arrangements."
Risks Related to Ownership of Our Common Stock
We are a "controlled company" and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. In addition, Sycamore’s interests may conflict with our interests and the interests of other stockholders.
As of February 1, 2025, Sycamore Partners Management, L.P. ("Sycamore") controlled the voting power of a majority of our common stock. As a result, we are a "controlled company" within the meaning of the applicable stock exchange corporate governance standards. Under the rules of the NYSE, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain stock exchange corporate governance requirements, including:

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
Accordingly, we recognize the critical importance of protecting and securing these information systems and have implemented multiple layers of cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage cybersecurity risk. Our enterprise risk management framework considers cybersecurity risk alongside other company risks as part of our overall risk assessment process. Efforts to assess, identify, and manage cybersecurity risk are led by our dedicated Chief Operating Officer (“COO”), and supported by an experienced team, other members of management, and the Board. From time to time, we engage consultants, auditors, and other third parties to assist us in these efforts.
We assess our information security program using an industry-leading cybersecurity framework, the National Institute of Standards and Technology ("NIST") Cybersecurity Framework ("CSF"). A risk assessment along with risk-based analysis and judgment are used to select security controls to address risks. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on us and others if a risk materializes, feasibility and cost of controls and impact of controls on operations.
To test our cybersecurity program, we perform periodic vulnerability testing, engage an independent third party to perform periodic internal and external penetration testing, and engage other third parties to conduct periodic assessments of our cybersecurity capabilities. We continuously expand training and awareness practices to mitigate risk from human error, including mandatory computer-based training and internal communications for employees. Our employees undergo cybersecurity awareness training and regular phishing simulation campaigns that are based upon and designed to emulate real-world contemporary threats. We provide prompt feedback (and, if necessary, additional training or remedial action) based on the results of such exercises.
Our processes also address cybersecurity risks associated with our use of third-party service providers used in different capacities to provide or operate some of our cybersecurity and technology systems. We proactively evaluate the cybersecurity risk of a third party by utilizing a repository of risk assessments and external monitoring sources, including performing dark web analyses, to better inform us during contracting and vendor selection processes. Security issues are documented and tracked, and periodic monitoring of third parties is conducted in an effort to mitigate risk.
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
Our cybersecurity risk management and strategy processes are led by our COO, assisted by our Vice President of Infrastructure and Operations. Together, they have over 20 years of combined professional experience in various roles across multiple industries involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, and managing multiple industry and regulatory compliance environments.
At least quarterly, the Audit Committee, Chief Executive Officer and senior finance and legal management, evaluate, review and discuss with the COO our cybersecurity, privacy and data security programs, the status of projects to strengthen internal cybersecurity, results from third-party assessments, recent cybersecurity incidents at other companies and the emerging threat landscape. Significant cybersecurity incidents are reviewed and discussed with the Audit Committee and senior finance and legal management as required by our cybersecurity incident response plan.
Item 2. Properties
We are headquartered in City of Industry, California. Our principal executive offices are leased under a lease agreement expiring in 2027, with an option to renew thereafter. We lease a 750,000 square foot distribution facility located in West Jefferson, Ohio. The lease agreement expires in 2030, with options to renew thereafter. We do not own any real property.
As of February 1, 2025, we operated 634 stores in 50 U.S. states, Puerto Rico and Canada. Our stores are located primarily in premium malls, strip centers, lifestyle centers or outlet locations. They perform consistently across all formats because, we believe, our stores serve as a shopping destination for our customers and are therefore less dependent on broader traffic trends. The average size of our stores is approximately 3,100 square feet. All of our stores are leased from third parties and we expect new leases to have initial terms of eight years based on current discussions. A majority of our store leases, including all new leases signed since fiscal year 2013 include performance-based early termination provisions or "kickout" clauses. These clauses provide us the contractual flexibility to exit a store or renegotiate rent in the event a store’s performance deteriorates. Approximately 94% of current leases will have a termination or kickout within three years of the end of fiscal year 2024, providing us with significant flexibility. The average remaining lease term was 2.7 years as of February 1, 2025, before the assumed benefit of kickout clauses. Assuming termination of each lease at the earlier of its first available kickout date or full term, the average remaining lease term was 1.8 years as of February 1, 2025. Substantially all of our store leases also include early termination provisions based on co-tenancy requirements for the shopping center. Given the positive performance trajectory of our stores, we have historically exercised these kick-out or co-tenancy termination provisions on a limited basis. As of February 1, 2025, 16% of our total leases were on variable rent structures, providing additional flexibility to our store fleet going forward. A number of our leases have built-in options to extend our tenancy for periods of up to five years.
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

The table below sets forth the number of Torrid stores by U.S. state or territory or Canadian province that we operated as of February 1, 2025.

U.S. State	Number of Stores	U.S. State	Number of Stores	U.S. State	Number of Stores
AK	2	ME	2	SC	5
AL	7	MI	19	SD	2
AR	6	MN	13	TN	13
AZ	15	MO	10	TX	56
CA	64	MS	5	UT	6
CO	12	MT	2	VA	17
CT	7	NC	16	VT	1
DE	2	ND	3	WA	16
FL	37	NE	3	WI	14
GA	15	NH	6	WV	5
HI	3	NJ	11	WY	1
IA	8	NM	5
ID	3	NV	8		Number of Stores
IL	19	NY	20	Canada
IN	16	OH	27	CAN-AB	10
KS	4	OK	7	CAN-BC	5
KY	9	OR	8	CAN-MB	3
LA	8	PA	22	CAN-NB	2
MA	9	PR	3	CAN-NL	1
MD	13	RI	2	CAN-NS	3
				CAN-ON	21
				CAN-SK	2

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
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol "CURV" and began trading on July 1, 2021. Prior to that date there was no public trading market for our common stock. Our website is www.torrid.com. The number of holders of record of our common stock as of March 27, 2025 was 37.
Stock Performance Graph
This performance graph shall not be deemed "filed" with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Torrid Holdings Inc. under the Securities Act or the Exchange Act.

The graph below presents our cumulative total shareholder returns on our common stock relative to the performance of the S&P 500 Index and the S&P Retail Select Industry Index. The graph assumes $100 was invested at the market close on July 1, 2021, which was the first day our common stock began trading and its relative performance is tracked through February 1, 2025. Data for the S&P 500 Index and the S&P Retail Select Industry Index assume reinvestment of dividends, if any. The graph uses the closing market price on July 1, 2021 of $24.15 per share as the initial value of our common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Cumulative Stock Performance Graph

$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$—
7/1/21
1/29/22
1/28/23
2/3/24
2/1/25
Torrid Holdings Inc.
S&P 500
S&P Retail Select

(in dollars)	July 1, 2021	February 1, 2025
Torrid Holdings Inc.	$100.00	$29.23
S&P 500	$100.00	$139.83
S&P 500 Retail Select Industry	$100.00	$83.40
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
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Share Repurchases
On December 6, 2021, our Board authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. During the three months ended February 1, 2025, we did not repurchase any shares of our common stock. As of February 1, 2025, we had approximately $44.9 million remaining under the repurchase program.
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
Overview
We are a direct-to-consumer brand in North America dedicated to offering a diverse assortment of stylish apparel, intimates, and accessories skillfully designed for the curvy woman. Specializing in sizes 10 to 30, our primary focus is on providing fashionable, comfortable, and affordable options that meet the unique needs of our customers. Our extensive collection features high quality merchandise, including tops, bottoms, denim, dresses, intimates, activewear, footwear, and accessories. Our products are exclusive to us and each product is meticulously crafted to cater to the needs of the curvy woman, empowering her to love the way she looks and feels. Our collections are artfully curated to suit all aspects of our customers’ lives, including casual weekends, work, dressy and special occasions. Understanding the importance of affordability, we aim to keep our prices reasonable without compromising on quality. This allows us to build a meaningful connection with our customers, distinguishing us from other brands that often overlook plus- and mid-size consumers. Our brand experience and product offerings establish us as a differentiated and reliable choice for plus- and mid-size customers, which we believe sets us apart in the market. We strive to be everything our customer needs in her closet, consistently delivering products that make her feel confident and stylish.
Key Financial and Operating Metrics
We use the following metrics to assess the progress of our business, inform how we allocate our time and capital, and assess the near-term and longer-term performance of our business.

	Fiscal Year Ended
	(in thousands, except net sales per active customer, number of stores and percentages)
	February 1, 2025	February 3, 2024	January 28, 2023
Active customers (as of end of period)(A)	3,656	3,761	3,902
Net sales per active customer(A)	$302	$306	$330
Comparable sales(B)	(5)%	(12)%	(3)%
Number of stores (as of end of period)	634	655	639
Net income	$16,318	$11,619	$50,209
Adjusted EBITDA(C)	$109,120	$106,219	$152,350

(A)Active customers and net sales per active customer calculated on a preceding four quarters basis.
(B)The computation of fiscal year 2024 comparable sales compares sales in fiscal year 2024 to sales in the 52-week period ended February 3, 2024. The computation of fiscal year 2023 comparable sales compares sales in fiscal year 2023 to sales in the 53-week period ended February 4, 2023.
(C)Please refer to "Results of Operations" for a reconciliation of net income to Adjusted EBITDA.
Active Customers. We define an active customer as a distinct, identifiable customer who has completed at least one purchase transaction either in-store or online in the preceding four quarters. We are able to identify the vast majority of our customers primarily through our robust loyalty program, which gives us access to extensive customer and sales data. We have improved our customer tracking capabilities and have maintained the proportion of our net sales attributable to active customers over time. The proportion of net sales, excluding PLCC Funds (as defined in “Note 2–Summary of Significant Accounting Policies”), that we are able to attribute to active customers was 97% for each of fiscal years 2024, 2023 and 2022. We view the number of active customers as a key indicator of our performance, the reach of our e-Commerce and stores platform, the value proposition and consumer awareness of our brand and our customers' desire to purchase our products.

Net Sales per Active Customer. We define net sales per active customer for any given period as the net sales in the preceding four quarters, divided by the total number of active customers at the end of that period. We view net sales per active customer as a key indicator of our customers' purchasing patterns, including their initial and repeat purchase behavior, and we continue to closely monitor this metric each year.
Comparable Sales. We define comparable sales for any given period as the sales of our e-Commerce operations and stores that we have included in our comparable sales base during that period. We include a new store in our comparable sales base after it has been open for 15 full fiscal months. If a store is closed during a fiscal year, it is only included in the computation of comparable sales for the full fiscal months in which it was open. We also determine when certain store remodels and relocations are reintegrated into our comparable sales base. The computation of fiscal year 2024 comparable sales compares sales in fiscal year 2024 to sales in the 52-week period ended February 3, 2024. The computation of fiscal year 2023 comparable sales compares sales in fiscal year 2023 to sales in the 53-week period ended February 4, 2023. Partial fiscal months are excluded from the computation of comparable sales. We apply current year foreign currency exchange rates to both current year and prior year comparable sales to remove the impact of foreign currency fluctuation and achieve a consistent basis for comparison. Comparable sales allow us to evaluate how our unified commerce business is performing exclusive of the effects of non-comparable sales and new store openings.
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
Adjusted EBITDA. Adjusted EBITDA is a supplemental measure of our operating performance that is neither required by, nor presented in accordance with GAAP and our calculation thereof may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA represents GAAP net income plus interest expense less interest income, net of other (income) expense, plus provision for less (benefit from) income taxes, depreciation and amortization ("EBITDA"), and share-based compensation, noncash deductions and charges and other expenses. We believe Adjusted EBITDA facilitates operating performance comparisons from period to period by isolating the effects of certain items that vary from period to period without any correlation to ongoing operating performance. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting the overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and, as such, use it internally to report and analyze our results and as a benchmark to determine certain non-equity incentive payments made to executives.
Adjusted EBITDA has limitations as an analytical tool. This measure is not a measurement of our financial performance under GAAP and should not be considered in isolation or as an alternative to or substitute for net income, income from operations or any other performance measures determined in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Among other limitations, Adjusted EBITDA does not reflect:

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
Demographic Changes. The growth of our business is impacted, in part, by the size of the plus- and mid-size population. Slower or negative growth in this demographic, specific to certain geographic markets, income levels or overall, could adversely affect our results of operations.
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

Components of Our Results of Operations
In the fourth quarter of fiscal year 2022, we made a voluntary change in our accounting policy regarding the classification of PLCC Funds (as defined in “Note 2–Summary of Significant Accounting Policies”) we receive pursuant to the Credit Card Agreement (as defined in “Note 2–Summary of Significant Accounting Policies”). Historically, we recorded PLCC Funds (as defined in “Note 2–Summary of Significant Accounting Policies”) as a reduction to selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. Under the new policy, we record PLCC Funds (as defined in “Note 2–Summary of Significant Accounting Policies”) in net sales in the consolidated statements of operations and comprehensive income. This reclassification does not have any impact on income from operations, income before provision for income taxes, net income or earnings per share and there was no cumulative effect to stockholders’ deficit or net assets. The recognition of PLCC Funds (as defined in “Note 2–Summary of Significant Accounting Policies”) in net sales is preferable because it will enhance the comparability of our financial statements with those of many of our industry peers and provide greater transparency into performance metrics relevant to our industry by showing the gross impact of the funds received as net sales instead of as a reduction to selling, general and administrative expenses.
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
Interest Expense. Interest expense consists primarily of interest expense and other fees associated with our ABL Facility and Amended Term Loan Credit Agreement.
Provision for Income Taxes. Our provision for income taxes consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions and uncertain tax positions.

Results of Operations
A discussion regarding our results of operations for fiscal year 2024 compared to fiscal year 2023 is presented below. A discussion regarding our results of operations for fiscal year 2023 compared to fiscal year 2022 can be found under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on the Form 10-K for the year ended February 3, 2024, filed with the SEC on April 2, 2024.
Fiscal Year 2024 Compared to Fiscal Year 2023
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	February 1, 2025	% of Net Sales	February 3, 2024	% of Net Sales
Net sales	$1,103,737	100.0%	$1,151,945	100.0%
Cost of goods sold	690,266	62.5%	745,967	64.8%
Gross profit	413,471	37.5%	405,978	35.2%
Selling, general and administrative expenses	302,032	27.4%	293,331	25.5%
Marketing expenses	54,231	4.9%	55,499	4.8%
Income from operations	57,208	5.2%	57,148	5.0%
Interest expense	35,633	3.2%	39,203	3.4%
Interest income, net of other (income) expense	(28)	0.0%	(90)	0.0%
Income before provision for income taxes	21,603	2.0%	18,035	1.6%
Provision for income taxes	5,285	0.5%	6,416	0.6%
Net income	$16,318	1.5%	$11,619	1.0%
The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024
Net income	$16,318	$11,619
Interest expense	35,633	39,203
Interest income, net of other (income) expense	(28)	(90)
Provision for income taxes	5,285	6,416
Depreciation and amortization(A)	35,721	36,484
Share-based compensation(B)	7,634	8,042
Noncash deductions and charges(C)	347	816
Other expenses(D)	8,210	3,729
Adjusted EBITDA	$109,120	$106,219

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)Share-based compensation in fiscal year 2024 includes $3.0 million for awards that will be settled in cash as they are accounted for as share-based compensation in accordance with ASC 718, Compensation—Stock Compensation, similar to awards settled in shares.
(C)Noncash deductions and charges includes losses on property and equipment disposals and the net impact of noncash rent expense.
(D)Other expenses include severance costs for certain key management positions, certain transaction and litigation fees (including certain settlement costs), and the reimbursement of certain management expenses, primarily for travel, incurred by Sycamore on our behalf, which are not considered to be part of our core business.
Net Sales
Net sales for fiscal year 2024 decreased by $48.2 million, or 4.2%, to $1,103.7 million, from $1,151.9 million for fiscal year 2023. This decrease was primarily driven by a decrease in sales transaction values, a decrease in PLCC Funds and sales of $21.7 million attributable to the 53rd week in fiscal year 2023, partially offset by improved pricing strategies. Comparable sales decreased 5.0%. The total number of stores we operate decreased by 21 stores, or 3.2%, to 634 stores at the end of fiscal year 2024, from 655 stores at the end of fiscal year 2023.

Gross Profit
Gross profit for fiscal year 2024 increased by $7.5 million, or 1.8%, to $413.5 million, from $406.0 million for fiscal year 2023. This increase was primarily due to reduced product costs, an increase in sales of regular-priced products and a decrease in store occupancy costs, partially offset by decreased net sales. Gross profit as a percentage of net sales increased by 2.3% to 37.5% in fiscal year 2024 from 35.2% in fiscal year 2023. This increase was primarily driven by reduced product costs and an increase in sales of regular-priced products, partially offset by decreased net sales, an increase in store depreciation expense and deleverage of store occupancy costs and merchandising payroll costs as a result of lower net sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for fiscal year 2024 increased by $8.7 million, or 3.0%, to $302.0 million, from $293.3 million for fiscal year 2023. The increase was primarily due to a $9.1 million increase in headquarter general and administrative expenses and an $8.6 million increase in performance bonuses, partially offset by a $7.0 million decrease in store and e-Commerce payroll costs and a $1.6 million decrease in store pre-opening costs. Selling, general and administrative expenses as a percentage of net sales increased by 1.9% to 27.4% in fiscal year 2024 from 25.5% in fiscal year 2023. This increase was primarily driven by increased headquarter general and administrative expenses and performance bonuses, partially offset by decreased store and e-Commerce payroll costs.
Marketing Expenses
Marketing expenses for fiscal year 2024 decreased by $1.3 million, or 2.3%, to $54.2 million, from $55.5 million for fiscal year 2023. This decrease was primarily due to decreased spend on email marketing, comparison shopping engines, retargeting, store and brand marketing, and photographic production, partially offset by expenses associated with our model search campaign and an increase in social media spend. Marketing expenses as a percentage of net sales increased by 0.1% to 4.9% in fiscal year 2024 from 4.8% in fiscal year 2023. This increase was due to deleverage of marketing expenses as a result of lower net sales.
Interest Expense
Interest expense was $35.6 million for fiscal year 2024, compared to $39.2 million for fiscal year 2023. The decrease was primarily due to a decrease in the variable interest rate associated with the Amended Term Loan Credit Agreement, dated as of May 24, 2023, during fiscal year 2024 compared to fiscal year 2023.
Provision for Income Taxes
The provision for income taxes for fiscal year 2024 decreased by $1.1 million to $5.3 million, from $6.4 million for fiscal year 2023. Our effective tax rate was 24.5% for fiscal year 2024 as compared to 35.6% for fiscal year 2023. The decrease in the effective tax rate for fiscal year 2024 as compared to fiscal year 2023 was primarily due to the decrease in the amount of non-deductible stock-based compensation for covered employees and state income taxes relative to income before provision for income taxes for fiscal year 2024.
Liquidity and Capital Resources
General
Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our ABL Facility. Our primary cash needs are for merchandise inventories, payroll, rent for our stores, headquarters and distribution center, capital expenditures associated with opening new stores and updating existing stores, logistics and information technology. We also need cash to fund our interest and principal payments on the Amended Term Loan Credit Agreement and make discretionary repurchases of our common stock. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, prepaid expenses and other current assets, accounts payable, accrued and other current liabilities and operating lease liabilities. We believe that cash generated from operations and the availability of borrowings under our ABL Facility or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our ABL Facility or otherwise to enable us to service our indebtedness, or to make capital expenditures in the future. Our future operating performance and our ability to service or extend our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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
Cash Flow Analysis
A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net cash provided by operating activities	$77,390	$42,771	$53,311
Net cash used in investing activities	(14,392)	(26,002)	(23,369)
Net cash used in financing activities	(24,500)	(18,517)	(45,117)
Net Cash Provided By Operating Activities
Operating activities consist primarily of net income adjusted for noncash items, including depreciation and amortization and share-based compensation, the effect of working capital changes and taxes paid.
Net cash provided by operating activities during fiscal year 2024 was $77.4 million compared to $42.8 million during fiscal year 2023. The increase in cash provided by operating activities during fiscal year 2024 was primarily as a result of an increase in net income of $4.7 million, and increases in accounts payable and accrued expenses, due to higher inventory purchases, performance bonuses and legal fees compared to prior year, and an increase in other current liabilities. The increase in cash provided by operating activities was partially offset by decreases in income taxes payable, inventory write-downs and deferred compensation.
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
Net cash used in investing activities was $14.4 million and $26.0 million in fiscal years 2024 and 2023, respectively. The decrease in cash used in investing activities was primarily as a result of a decrease in capital expenditures related to the opening of new stores and investment in our West Jefferson, Ohio distribution center during fiscal year 2024, compared to fiscal year 2023.
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

Net Cash Used In Financing Activities
Financing activities consist primarily of (i) borrowings and repayments related to our ABL Facility, (ii) borrowings and repayments related to the Amended Term Loan Credit Agreement, (iii) repurchases and retirement of our common stock, and (iv) proceeds and withholding taxes related to issuances under our shared-based compensation plans.
Net cash used in financing activities were $24.5 million and $18.5 million for fiscal years 2024 and 2023, respectively. The increase in net cash used in financing activities is primarily as a result of a $6.2 million increase in net payments on the ABL Facility.
Net cash used in financing activities were $18.5 million and $45.1 million for fiscal years 2023 and 2022, respectively. The decrease in net cash used in financing activities is primarily as a result of a $31.7 million decrease in share repurchases and a $4.4 million decrease in principal payments on the Amended Term Loan Credit Agreement due to the timing of payments relative to the end of our fiscal quarter, partially offset by a $9.5 million decrease in net borrowing from the ABL Facility.
Debt Financing Arrangements
For the stated periods, our debt financing arrangements consisted of the following (in thousands):

	February 1, 2025	February 3, 2024
ABL Facility	$—	$7,270
Term loan
Amended Term Loan Credit Agreement	293,125	310,625
Less: current portion of unamortized original issue discount and debt financing costs	(1,356)	(1,356)
Less: noncurrent portion of unamortized original issue discount and debt financing costs	(3,216)	(4,572)
Total term loan outstanding, net of unamortized original issue discount and debt financing costs	288,553	304,697
Less: current portion of term loan, net of unamortized original issue discount and debt financing costs	(16,144)	(16,144)
Total term loan, net of current portion and unamortized original issue discount and debt financing costs	$272,409	$288,553
Term Loan Credit Agreement
On June 14, 2021, we entered into a term loan credit agreement (the "Term Loan Credit Agreement") among Bank of America, N.A., as agent, and the lenders party thereto. On May 24, 2023, we entered into an amendment to the Term Loan Credit Agreement (the "Amended Term Loan Credit Agreement"). The Amended Term Loan Credit Agreement replaced the London Interbank Offered Rate ("LIBOR") interest rate benchmark with the Secured Overnight Financing Rate ("SOFR") benchmark. All other material terms of the Term Loan Credit Agreement remained substantially the same after giving effect to the Amended Term Loan Credit Agreement. In March 2020 and January 2021, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Updates ("ASU") 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04") and 2021-01, Reference Rate Reform (Topic 848): Scope ("ASU 2021-01"), respectively. ASU 2020-04 and ASU 2021-01 include practical expedients which provide entities the option to account for qualifying amendments as if the modification was not substantial in accordance with Accounting Standards Codification ("ASC") 470, Debt. We elected this option, accordingly, the Amended Term Loan Credit Agreement did not have a material impact on our consolidated financial statements.

The Term Loan Credit Agreement provides for term loans in an initial aggregate amount of $350.0 million ("Principal"), which is recorded net of OID of $3.5 million and has a maturity date of June 14, 2028. In connection with the Term Loan Credit Agreement, we paid financing costs of approximately $6.0 million.

The $346.5 million proceeds of the Term Loan Credit Agreement, net of OID, were used to (i) repay and terminate the original term loan credit agreement; (ii) make a $131.7 million distribution to the direct and indirect holders of our equity interests; and (iii) pay for financing costs associated with the Term Loan Credit Agreement.

Loans made pursuant to the Amended Term Loan Credit Agreement bear interest at an annual rate equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate quoted by The Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) a SOFR rate for an interest period of one month, plus 1.00% (in each case, subject to a floor of 1.75%); or (b) at a SOFR rate for the interest period relevant to such borrowing (subject to a floor of 0.75%), in each case plus an applicable margin of 5.50% for SOFR borrowings and 4.50% for base rate borrowings.

If we elect the SOFR rate, interest is due and payable on the last day of each interest period, unless an interest period exceeds three months, then the respective dates that fall every three months after the beginning of the interest period shall also be interest payment dates. If we elect the Base rate, interest is due and payable the last day of each calendar quarter. The elected interest rate at the end of fiscal year 2024 was approximately 10%.

In addition to paying interest on the outstanding Principal under the Amended Term Loan Credit Agreement, we are required to make fixed mandatory repayments of the Principal on the last business day of each fiscal quarter until maturity commencing with the second full fiscal quarter following the closing date ("Repayment"). For each of the fiscal quarters until the maturity date and starting with the fourth fiscal quarter of 2021, Repayments represent 1.25% of the Principal, reduced as a result of the application of prior Prepayments (as defined below).

Under the Amended Term Loan Credit Agreement, we are also required to make variable mandatory prepayments of the Principal, under certain conditions as described below, approximately 102 days after the end of each fiscal year (each, a "Prepayment"). Prepayments, if applicable, commence at the end of fiscal year 2022 and represent between 0% and 50% (depending on our first lien net leverage ratio) of Excess Cash Flow (as defined in the Amended Term Loan Credit Agreement) in excess of $10.0 million, minus prepayments of Principal, the ABL Facility (to the extent accompanied by a permanent reduction in the commitments thereunder) and certain other specified indebtedness and amounts in connection with certain other enumerated items. As of February 1, 2025, we did not meet the Excess Cash Flow threshold to require a Prepayment.

In addition to mandatory Repayment and Prepayment obligations, we may at our option, prepay a portion of the outstanding Principal ("Optional Prepayment"). If we made Optional Prepayments before June 14, 2023, we would have been subject to penalties ranging from 1.00% to 2.00% of the aggregate principal amount.

All of Torrid LLC’s existing domestic subsidiaries and Torrid Intermediate LLC unconditionally guarantee all obligations under the Amended Term Loan Credit Agreement. Substantially all of the assets of Torrid LLC, Torrid LLC’s existing subsidiaries and Torrid Intermediate LLC will secure all such obligations and the guarantees of those obligations, subject to certain exceptions.

The Amended Term Loan Credit Agreement also contains a number of covenants that, among other things and subject to certain exceptions, will restrict our ability and the ability of our subsidiaries to: create, incur or assume liens on our assets or property; incur additional indebtedness; issue preferred or disqualified stock; consolidate or merge; sell assets; pay dividends or make distributions, make investments, or engage in transactions with our affiliates.

At the end of fiscal year 2024, we were compliant with our financial covenants under the Amended Term Loan Credit Agreement.

At the end of fiscal year 2024, the fair value of the Amended Term Loan Credit Agreement was approximately $274.1 million. The fair value of the Amended Term Loan Credit Agreement is determined using current applicable rates for similar instruments as of the balance sheet date, a Level 2 measurement (as defined in "Note 19—Fair Value Measurements").

At the end of fiscal year 2024, total borrowings, net of OID and financing costs, of $288.6 million remain outstanding under the Amended Term Loan Credit Agreement. During fiscal year 2024, we recognized $33.2 million of interest expense and $1.4 million OID and financing costs related to the Amended Term Loan Credit Agreement. The OID and financing costs are amortized over the Amended Term Loan Credit Agreement’s seven-year term and are reflected as a direct deduction of the face amount of the term loan in our consolidated balance sheets. We recognize interest payments, together with amortization of the OID and financing costs, in interest expense in our consolidated statements of operations and comprehensive income.
Senior Secured Asset-Based Revolving Credit Facility
In May 2015, we entered into a credit agreement for a senior secured asset-based revolving credit facility with Bank of America, N.A., which was subsequently amended in October 2017, June 2019, September 2019, June 2021 and April 2023 (“ABL Facility”). Under the ABL Facility the aggregate commitments available are $150.0 million (subject to a borrowing base), and we have the right to request additional commitments up to $50 million plus the aggregate principal amount of any permanent principal reductions we may take (subject to customary conditions precedent). The principal amount of the outstanding loans are due and payable on June 14, 2026. The April 21, 2023 amendment to the ABL Facility replaced the LIBOR interest rate benchmark with the SOFR benchmark. All other material terms of the ABL Facility remained substantially the same after giving effect to the April 21, 2023 amendment. We elected to apply the practical expedients included in ASU 2020-04 and 2021-01, accordingly, the April 21, 2023 amendment did not have a material impact on our consolidated financial statements.
The borrowing base for the ABL Facility at any time equals the sum of 90% of eligible credit card receivables, plus 90% of the appraised net orderly liquidation value of eligible inventory and eligible in-transit inventory multiplied by the cost of such eligible inventory and eligible in-transit inventory (to be increased to 92.5% during the period beginning on September 1 of each year and ending on December 31 of each year). The ABL Facility includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as Swing Line Loans, and is available in U.S. dollars.
Under the ABL Facility we have the right to request up to $50.0 million of additional commitments plus the aggregate principal amount of any permanent principal reductions we may take plus the amount by which the borrowing base exceeds the aggregate commitments (subject to customary conditions precedent). The lenders under this facility are not under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions precedent. If we were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the size of the ABL Facility could increase to up to $200.0 million, but our ability to borrow under this facility would still be limited by the amount of the borrowing base.
Borrowings under the ABL Facility bear interest at an annual rate equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a SOFR rate for an interest period of one month adjusted for certain costs, plus 1.00%, in each case, plus an applicable margin that ranges from 0.25% to 0.75% based on average daily availability; or (b) at a SOFR rate for the interest period relevant to such borrowing adjusted for certain costs ("Adjusted SOFR"), in each case plus an applicable margin that ranges from 1.25% to 1.75%, based on average daily availability. At the end of fiscal year 2024, the applicable interest rate for borrowings under the ABL Facility was approximately 8% per annum.
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
In addition to paying interest on outstanding principal under the ABL Facility we are required to pay a commitment fee in respect of unutilized commitments. The commitment fee ranges between 0.25% and 0.375% per annum of unutilized commitments and will be subject to adjustment each fiscal quarter based on the amount of unutilized commitments during the immediately preceding fiscal quarter. We must also pay customary letter of credit fees and agent fees.
If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL Facility exceeds the lesser of (a) the commitment amount and (b) the borrowing base, we will be required to repay outstanding loans and/or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.
We may voluntarily reduce the unused portion of the commitment amount and repay outstanding loans at any time. Prepayment of the loans may be made without premium or penalty other than customary “breakage” costs with respect to SOFR loans.
All obligations under the ABL Facility are unconditionally guaranteed by substantially all of Torrid Intermediate LLC’s existing majority-owned domestic subsidiaries and will be required to be guaranteed by certain of Torrid Intermediate LLC’s future domestic majority-owned subsidiaries. All obligations under the ABL Facility and the guarantees of those obligations, will be secured, subject to certain exceptions, by substantially all of Torrid Intermediate LLC’s assets.
The ABL Facility requires us to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 if we fail to maintain Specified Availability (as defined by the ABL Facility) of at least the greater of 10% of the Loan Cap, as defined by the ABL Facility and $7.0 million. The ABL Facility contains a number of other covenants that, among other things and subject to certain exceptions, will restrict our ability and the ability of our subsidiaries to: incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or our other indebtedness; make investments, loans and acquisitions; engage in transactions with our affiliates; sell assets, including capital stock of our subsidiaries; alter the business we conduct; consolidate or merge; and incur liens. At the end of fiscal year 2024, we were compliant with our debt covenants under the ABL Facility.

The ABL Facility specifically restricts dividends and distributions, aside from amounts to cover ordinary operating expenses and taxes, between our subsidiaries and to us. However, dividends and distributions are permitted at any time that either (1) availability under the ABL Facility is equal to or greater than 15% of the maximum borrowing amount on a pro forma basis and we are pro forma compliant with a 1.00 to 1.00 fixed charge coverage ratio or (2) availability under the ABL Facility is equal to or greater than 20% of the maximum borrowing amount on a pro forma basis. At the end of fiscal year 2024, the maximum restricted payment utilizing the ABL Facility that our subsidiaries could make from its net assets was $102.8 million.
We consider the carrying amounts of the ABL Facility to approximate fair value because it is carried at a market observable interest rate that resets periodically and is categorized as Level 2 in the fair value hierarchy.
Availability under the ABL Facility at the end of fiscal year 2024 was $109.5 million, which reflects no borrowings. Availability under the ABL Facility at the end of fiscal year 2023 was $102.7 million, which reflects borrowings of $7.3 million. Standby letters of credit issued and outstanding were $11.4 million at the end of fiscal years 2024 and 2023. We amortize financing costs associated with the ABL Facility over the five-year term of the ABL Facility and reflect them in prepaid expenses and other current assets and deposits and other noncurrent assets in our consolidated balance sheets. During fiscal years 2024, 2023 and 2022, we amortized financing costs of $0.2 million each year. During fiscal years 2024, 2023 and 2022, interest payments were $0.9 million, $1.6 million and $1.8 million, respectively. We recognize amortization of financing costs and interest payments for the revolving credit facility in interest expense in our consolidated statements of operations and comprehensive income.
Share Repurchases
On December 6, 2021, our Board authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. We did not make any share repurchases during the fiscal year ended February 1, 2025. As of February 1, 2025, we had approximately $44.9 million remaining under the repurchase program.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations, purchase obligations and non-cancelable operating leases. As of February 1, 2025, our contractual cash obligations over the next several periods are set forth below (dollars in thousands).

	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	Thereafter
Amended Term Loan Credit Agreement Obligations(1)	$293,125	$17,500	$35,000	$240,625	$—
Interest Expense on the Amended Term Loan Credit Agreement Obligations(1)(2)	92,200	29,491	53,579	9,130	—
Purchase Obligations	211,959	211,959	—	—	—
Letters of Credit and Other Obligations(3)	64,161	40,416	19,134	4,611	—
Operating Lease Obligations(4)	229,125	52,367	73,943	40,626	62,189
Total	$890,570	$351,733	$181,656	$294,992	$62,189

(1)Amounts assume that the Amended Term Loan Credit Agreement is paid upon maturity and does not consider any variable mandatory principal prepayments or optional principal prepayments which we may make in the future.
(2)Assumes an interest rate of approximately 10% per annum, consistent with the interest rate at February 1, 2025.
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
We have not included any income tax audit settlement payments due in less than one year in the contractual obligations table above as we do not have any open income tax audits as of February 1, 2025 or any material gross unrecognized tax benefits for which the statutes of limitations are expected to expire in fiscal year 2025. In addition, due to the uncertainty regarding the timing of future cash outflows associated with noncurrent unrecognized tax benefits of $2.0 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amounts in the contractual obligations table above.
Critical Accounting Policies and Estimates
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
If a customer earns loyalty program points in connection with the sales transactions described above, then we have a remaining performance obligation and cannot recognize all the revenue. A portion of the revenue is allocated to the loyalty program points earned during the transaction. We satisfy our performance obligation and recognize revenue allocated to these loyalty program points and the resulting awards at the point in time when the awards are redeemed for merchandise, when we determine that they will not be redeemed, or when the awards and points expire. Under our loyalty program, customers accumulate points based on purchase activity and qualifying non-purchase activity. Upon reaching a certain point level, customers can earn awards that may only be redeemed for merchandise. Unredeemed points typically expire after 13 months without additional purchase activity and qualifying non-purchase activity. Unredeemed awards typically expire 45 days after issuance. We use historical redemption rates to estimate the value of future award redemptions and we recognize the estimated value of these future awards as a reduction of revenue in the consolidated statements of operations and comprehensive income in the period the points are earned by the customer.
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
Leases
We consider an agreement to be or contain a lease if it conveys us with the right to control the use of an identified asset for a period of time in exchange for consideration. Based on these criteria, we have operating lease agreements for our retail stores, distribution center and headquarter office space; and vehicles and equipment; under primarily non-cancelable leases with terms ranging from approximately one to 17 years.
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
The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or a percentage of annual store net sales volume. Certain leases provide for increasing minimum annual rental amounts. We consider rents based upon a percentage of annual store net sales volume, and other rent-related payments that generally vary because of changes in facts and circumstances (other than due to the passage of time), to be variable lease payments. Variable lease payments associated with retail space leases are recognized as occupancy costs within cost of goods sold in the consolidated statements of operations and comprehensive income in the period in which the obligation for those payments is incurred. We generally consider all other lease payments to be fixed in nature and the sum of all the discounted remaining fixed payments in the lease terms make up the lease liabilities in our consolidated balance sheet (if the lease terms are longer than 12 months).
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
We choose not to separate non-lease components (such as common area maintenance charges and heating, ventilation and air conditioning charges), from lease components (such as fixed minimum rent payments), and instead account for each separate lease component and the non-lease components associated with that lease component as a single lease component. We do not apply ASU 2016-02, Leases, and all related guidance ("ASC 842") requirements to leases that have lease terms of 12 months or less upon commencement, and instead recognize short-term lease payments, if applicable, in the consolidated statements of operations and comprehensive income on a straight-line basis over the lease term.
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
Restricted cash units ("RCUs") are awarded to certain employees, non-employee directors and consultants and represent the right to receive a cash payment at the end of a vesting period, subject to the employee's continued employment or service as a director or consultant. In general, RCUs vest in equal installments each year over four years. RCUs are cash-settled with the value of each vested RCU equal to the lower of the closing price per share of our common stock on the vesting date or a specified per share price cap. We determined that RCUs are in-substance liabilities accounted for as liability instruments in accordance with ASC 718, Compensation—Stock Compensation, due to this cash settlement feature. RCUs are remeasured based on the closing price per share of our common stock at the end of each reporting period.

Recently Issued Accounting Pronouncements
Refer to "Note 3—Accounting Standards" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our ABL Facility and Amended Term Loan Credit Agreement, as amended, which bear interest at a variable rate equal to SOFR plus an applicable margin. On June 14, 2021, we entered into the Amended Term Loan Credit Agreement and used borrowings thereunder to, among other things, repay and terminate the Amended Term Loan Credit Agreement. Prior to June 14, 2021, we were subject to interest rate risk in connection with borrowings under the Amended Term Loan Credit Agreement, which bore interest at a variable rate equal to LIBOR plus an applicable margin. As of February 1, 2025, we had $288.6 million of outstanding variable rate loans under the Amended Term Loan Credit Agreement and no borrowings under the ABL Facility. An increase or decrease of 1% in the variable rates on the amount outstanding under the Amended Term Loan Credit Agreement will increase or decrease our annual interest expense by approximately $2.9 million.
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
Torrid Holdings Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Torrid Holdings Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Torrid Holdings Inc. and its subsidiaries (the "Company") as of February 1, 2025 and February 3, 2024, and the related consolidated statements of operations and comprehensive income, of stockholders’ deficit and of cash flows for each of the three years in the period ended February 1, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Inventory

As described in Note 2 to the consolidated financial statements, inventory is valued at the lower of moving average cost or net realizable value. As of February 1, 2025, the Company’s inventory balance was $148 million. Management makes certain assumptions regarding net realizable value in order to assess whether the Company’s inventory is recorded properly at the lower of cost or net realizable value. These assumptions are based on historical average selling price experience, current selling price information and estimated future selling price information. Physical inventory counts are conducted at least once during the year to determine actual inventory on hand and shrinkage.

The principal considerations for our determination that performing procedures relating to inventory is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to inventory existence and accuracy.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the existence of inventory, including controls over the adjustment of the perpetual inventory listings based on the results of physical inventory counts, and the accuracy of inventory costing. These procedures also included, among others (i) testing the existence of inventory by conducting physical inventory observations by performing sample test counts of inventory quantities at a sample of locations and assessing rollforward activity between the time of the inventory observations and February 1, 2025 and (ii) testing the accuracy of the cost of inventory for a sample of inventory items by obtaining third-party invoices and other supporting documents and recalculating the moving average cost.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
April 1, 2025
We have served as the Company’s auditor since 2015.

TORRID HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	February 1, 2025	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$48,523	$11,735
Restricted cash	399	399
Inventory	148,493	142,199
Prepaid expenses and other current assets	24,507	22,229
Prepaid income taxes	4,244	2,561
Total current assets	226,166	179,123
Property and equipment, net	77,669	103,516
Operating lease right-of-use assets	140,651	162,444
Deposits and other noncurrent assets	18,935	14,783
Deferred tax assets	16,620	8,681
Intangible asset	8,400	8,400
Total assets	$488,441	$476,947
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$72,378	$46,183
Accrued and other current liabilities	125,743	107,750
Operating lease liabilities	40,505	42,760
Borrowings under credit facility	—	7,270
Current portion of term loan	16,144	16,144
Due to related parties	8,362	9,329
Income taxes payable	—	2,671
Total current liabilities	263,132	232,107
Noncurrent operating lease liabilities	134,481	155,825
Term loan	272,409	288,553
Deferred compensation	3,913	5,474
Other noncurrent liabilities	5,595	6,705
Total liabilities	679,530	688,664
Commitments and contingencies (Note 16)
Stockholders' deficit:
Preferred shares: $0.01 par value; 5,000,000 shares authorized; zero shares issued and outstanding at February 1, 2025 and February 3, 2024	—	—
Common shares: $0.01 par value; 1,000,000,000 shares authorized; 104,859,266 shares issued and outstanding at February 1, 2025; 104,204,554 shares issued and outstanding at February 3, 2024	1,049	1,043
Additional paid-in capital	140,029	135,140
Accumulated deficit	(331,269)	(347,587)
Accumulated other comprehensive loss	(898)	(313)
Total stockholders' deficit	(191,089)	(211,717)
Total liabilities and stockholders' deficit	$488,441	$476,947
The accompanying notes are an integral part of these consolidated financial statements.

TORRID HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net sales	$1,103,737	$1,151,945	$1,288,144
Cost of goods sold	690,266	745,967	828,605
Gross profit	413,471	405,978	459,539
Selling, general and administrative expenses	302,032	293,331	297,973
Marketing expenses	54,231	55,499	59,941
Income from operations	57,208	57,148	101,625
Interest expense	35,633	39,203	29,736
Interest income, net of other (income) expense	(28)	(90)	207
Income before provision for income taxes	21,603	18,035	71,682
Provision for income taxes	5,285	6,416	21,473
Net income	$16,318	$11,619	$50,209

Net earnings per share:
Basic	$0.16	$0.11	$0.48
Diluted	$0.15	$0.11	$0.48
Weighted average number of shares:
Basic	104,564	103,990	104,342
Diluted	105,684	104,400	104,489

Other comprehensive loss:
Foreign currency translation adjustment	$(585)	$(52)	$(337)
Total other comprehensive loss	(585)	(52)	(337)
Comprehensive income	$15,733	$11,567	$49,872
The accompanying notes are an integral part of these consolidated financial statements.

TORRID HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance at January 29, 2022	107,858	$1,078	$118,286	$(377,759)	$76	$(258,319)
Net income	—	—	—	50,209	—	50,209
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	184	2	(670)	—	—	(668)
Issuance of common stock related to employee stock purchase plan	198	2	609	—	—	611
Share-based compensation	—	—	9,980	—	—	9,980
Repurchases and retirement of common stock	(4,465)	(44)	—	(31,656)	—	(31,700)
Other comprehensive loss	—	—	—	—	(337)	(337)
Balance at January 28, 2023	103,775	1,038	128,205	(359,206)	(261)	(230,224)
Net income	—	—	—	11,619	—	11,619
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	253	3	(309)	—	—	(306)
Issuance of common stock related to employee stock purchase plan	177	2	411	—	—	413
Share-based compensation	—	—	6,833	—	—	6,833
Other comprehensive loss	—	—	—	—	(52)	(52)
Balance at February 3, 2024	104,205	1,043	135,140	(347,587)	(313)	(211,717)
Net income	—	—	—	16,318	—	16,318
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	424	4	(660)	—	—	(656)
Issuance of common shares related to exercise of non qualified stock options	133	1	466	—	—	467
Issuance of common stock related to employee stock purchase plan	98	1	458	—	—	459
Share-based compensation	—	—	4,625	—	—	4,625
Other comprehensive loss	—	—	—	—	(585)	(585)
Balance at February 1, 2025	104,860	$1,049	$140,029	$(331,269)	$(898)	$(191,089)
The accompanying notes are an integral part of these consolidated financial statements.

TORRID HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	February 1, 2025		February 3, 2024	January 28, 2023
OPERATING ACTIVITIES
Net income	$16,318		$11,619	$50,209
Adjustments to reconcile net income to net cash provided by operating activities:
Write down of inventory	1,779		4,577	2,297
Operating right-of-use assets amortization	40,574		41,366	41,839
Depreciation and other amortization	37,239		38,002	37,592
Share-based compensation	7,634		8,042	9,980
Deferred taxes	(7,939)		(5,670)	1,863
Other	(1,092)		(2,436)	(1,209)
Changes in operating assets and liabilities:
Inventory	(7,615)		33,182	(12,028)
Prepaid expenses and other current assets	(2,278)		(2,179)	(5,364)
Prepaid income taxes	(1,683)		(480)	4,264
Deposits and other noncurrent assets	(4,314)		(6,296)	(1,712)
Accounts payable	26,999		(30,293)	(1,241)
Accrued and other current liabilities	18,148		(1,721)	(29,659)
Operating lease liabilities	(40,352)		(43,532)	(42,912)
Other noncurrent liabilities	(829)		(1,897)	3,900
Deferred compensation	(1,561)		1,228	(2,627)
Due to related parties	(967)		(3,412)	(1,881)
Income taxes payable	(2,671)		2,671	—
Net cash provided by operating activities	77,390		42,771	53,311
INVESTING ACTIVITIES
Purchases of property and equipment	(14,392)		(26,002)	(23,369)
Net cash used in investing activities	(14,392)		(26,002)	(23,369)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	62,780		592,775	832,635
Payments on revolving credit facility	(70,050)		(593,885)	(824,255)
Principal payments on the Amended Term Loan Credit Agreement	(17,500)		(17,500)	(21,875)
Proceeds from issuances under share-based compensation plans	1,044		399	746
Withholding tax payments related to vesting of restricted stock units and awards and exercise of non qualified stock options	(774)		(306)	(668)
Repurchases and retirement of common stock	—	—	—	(31,700)
Net cash used in financing activities	(24,500)		(18,517)	(45,117)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(1,710)		(53)	(177)
Increase (decrease) in cash, cash equivalents and restricted cash	36,788		(1,801)	(15,352)
Cash, cash equivalents and restricted cash at beginning of period	12,134		13,935	29,287
Cash, cash equivalents and restricted cash at end of period	$48,922		$12,134	$13,935
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest related to the revolving credit facility and term loan	$35,077		$34,195	$29,564
Cash paid during the period for income taxes	$17,765		$11,154	$15,601
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued liabilities	$1,367		$4,524	$3,959

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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 and each fiscal year is generally comprised of four 13-week quarters (although in years with 53 weeks, the fourth quarter is comprised of 14 weeks). Fiscal years 2024 and 2022 were 52-week years and fiscal year 2023 was a 53-week year. Fiscal years are identified according to the calendar year in which they begin. For example, references to "fiscal year 2024" or similar references refer to the fiscal year ended February 1, 2025.
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
Segment Reporting
We derive revenues primarily from the sale of apparel, intimates and accessories through our e-Commerce platform and our store locations, and have determined that we have one reportable segment at the consolidated level. The accounting policies of the segment are the same as described within this summary of significant accounting policies. The single segment was identified based on how the Chief Operating Decision Maker ("CODM"), who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources based on consolidated net income. As the CODM is not provided any asset information, we do not disclose the measure of segment assets. Net sales related to our operations in Canada and Puerto Rico during fiscal years 2024, 2023 and 2022 were not material, and therefore, are not reported separately from domestic net sales.
The following table details the segment information regularly provided to the CODM (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net sales	$1,103,737	$1,151,945	$1,288,144
Less:
Cost of goods sold (A)	655,529	711,685	795,411
Selling, general and administrative expenses (B)	285,204	279,358	282,935
Depreciation and amortization (C)	35,721	36,484	36,074
Shared-based compensation	7,634	8,042	9,980
Marketing expenses	54,231	55,499	59,941
Interest expense	35,633	39,203	29,736
Provision for income taxes	5,285	6,416	21,473
Interest income, net of other (income) expense	(28)	(90)	207
Other expenses (D)	8,210	3,729	2,178
Net income	$16,318	$11,619	$50,209

(A)Cost of goods sold as provided to the CODM exclude depreciation and amortization and share-based compensation, which are presented separately.
(B)Selling, general and administrative expenses as provided to the CODM exclude depreciation and amortization, share-based compensation and other expenses, which are presented separately.
(C)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(D)Other expenses include severance costs for certain key management positions, certain transaction and litigation fees (including certain settlement costs), and the reimbursement of certain management expenses, primarily for travel, incurred by Sycamore on our behalf, which are not considered to be part of our core business.

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
Concentration Risks
We consider all highly liquid investments with maturities of less than three months when purchased to be cash equivalents. All credit and debit card receivable balances are also classified as cash and cash equivalents. As of the end of fiscal years 2024 and 2023, the amounts due from third party financial institutions for these transactions classified as cash and cash equivalents totaled $7.9 million and $8.9 million, respectively. Cash and cash equivalents used primarily for working capital purposes are maintained with various major third party financial institutions in amounts which are in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limits. We are potentially exposed to a concentration of credit risk when cash and cash equivalent deposits in these financial institutions are in excess of FDIC limits. We consider the credit risk associated with these financial instruments to be minimal as cash and cash equivalents are held by financial institutions with high credit ratings and we have not historically sustained any credit losses associated with our cash and cash equivalents balances.
In addition, MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, accounted for approximately 8%, 10% and 15% of total net purchases in fiscal years 2024, 2023 and 2022, respectively. One other supplier accounted for approximately 12% of total net purchases in fiscal year 2023.
Fair Value of Financial Instruments
We carry certain of our assets and liabilities at fair value in accordance with GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We consider carrying amounts of cash equivalents, accounts payable and accrued and other current liabilities to approximate fair value because of the short maturity of these financial instruments. See "Note 19—Fair Value Measurements" for more details about how we determine the fair value of our financial instruments.
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
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. Major repairs and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. The gross carrying amounts of property and equipment sold or retired and the related accumulated depreciation are eliminated in the year of disposal, and any resulting gains or losses are included in the consolidated statements of operations and comprehensive income. Application and development costs associated with internally developed software such as salaries of employees and payments made to third parties and consultants working on the software development are capitalized. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they constitute major enhancements. Capitalized internal-use software costs are amortized using the straight-line method over their estimated useful lives, which are generally three years.

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
Definite-Lived Assets
We assess the carrying value of definite-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate definite-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review of our stores or e-Commerce operations include significant underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. If we determine the carrying value of definite-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, we test for the recoverability of the carrying value of our definite-lived assets by comparing the carrying value of the asset groups to our estimated undiscounted future net cash flows attributable to the asset groups. If the carrying value of the definite-lived assets is greater than the related undiscounted future net cash flows, the definite-lived assets are measured for impairment. We measure the impairment by comparing the difference between the definite-lived asset’s carrying value and the discounted future net cash flows attributable to the definite-lived asset, which represent its fair value. We calculate the discounted future net cash flows of a store by netting future estimated sales of each store against estimated cost of goods sold, store occupancy costs and other store operating expenses such as payroll, supplies, repairs and maintenance and credit/debit card fees. Changes in these assumptions may cause the fair value to be significantly impacted. In the event future performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe that recently opened stores will provide sufficient cash flow, material changes in financial performance could result in future store impairment charges.
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
Implementation Costs Incurred in Cloud Computing Arrangements that are Service Contracts
Our cloud computing arrangements that are service contracts primarily consist of arrangements with third party vendors for our internal use of their software applications that they host. We defer implementation costs incurred in relation to such arrangements, including costs for software application coding, configuration, integration and customization, while associated process reengineering, training and maintenance costs are expensed. Subsequent implementation costs are deferred only to the extent that they constitute major enhancements. The short-term portion of deferred costs are included in prepaid expenses and other current assets in the consolidated balance sheets, while the long-term portion of deferred costs are included in deposits and other noncurrent assets. Amortized implementation costs incurred in cloud computing arrangements that are service contracts are recognized in selling, general and administrative expenses, or cost of goods sold in the case of amortized implementation costs associated with the distribution center, in the consolidated statements of operations and comprehensive income using the straight-line method over one to seven years, which generally represents the noncancellable terms of the cloud computing arrangements, plus any optional renewal periods that we are reasonably certain to exercise. Deferred implementation costs are subject to assessment for potential impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

Loyalty Program
We operate our loyalty program, Torrid Rewards, in all our stores and on www.torrid.com. Under this program, customers accumulate points based on purchase activity and qualifying non-purchase activity and upon reaching a certain point level, customers can earn awards that may only be redeemed for merchandise. Unredeemed points typically expire after 13 months without additional purchase and qualifying non-purchase activity and unredeemed awards typically expire 45 days after issuance. We use historical redemption rates to estimate the value of future award redemptions and we recognize the estimated value of these future awards as a reduction of revenue in the consolidated statements of operations and comprehensive income in the period the points are earned by the customer. As of the end of fiscal years 2024 and 2023, we had $10.9 million and $12.5 million, respectively, in accrued loyalty program included in accrued and other current liabilities in the consolidated balance sheets. We recorded $1.6 million, $0.9 million, and $0.1 million as a benefit to net sales in fiscal years 2024, 2023, and 2022, respectively. Future updates to the estimated liability may result in changes to net sales.
Self-Insurance
We are self-insured for certain losses related to medical and workers' compensation claims although we maintain stop loss coverage with third party insurers to limit our total liability exposure. In general, our self-insurance reserves are recorded on an undiscounted basis. The estimate of our self-insurance liability involves uncertainty since we must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating our self-insurance liability, we consider a number of factors, which include historical claim experience and valuations provided by independent third party actuaries. While the ultimate amount of claims incurred is dependent on future developments, we believe recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of operations and comprehensive income in the periods in which such adjustments are known.
Comprehensive Income
Comprehensive income includes all changes in equity during a period except those that resulted from investments by, or distributions to, stockholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders' deficit. Components of our comprehensive income include net income and foreign currency translation adjustments. Foreign currency translation adjustments in fiscal year 2024 were $0.6 million and were not material in fiscal years 2023 and 2022.
Foreign Currency Translation
The functional currency for our wholly owned foreign subsidiaries included in these consolidated financial statements that are domiciled outside of the United States is the applicable local currency. Assets and liabilities of our foreign subsidiaries are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of stockholders' deficit as a component of accumulated other comprehensive income. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income as incurred.
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
We satisfy our performance obligation and recognize revenue from gift cards and store merchandise credits at the point in time when the customer presents the gift cards and store merchandise credits for redemption. Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by us for which a liability was recorded in prior periods. We recognize estimated gift card breakage over time as a component of net sales in proportion to the pattern of rights exercised by the customer as reflected in actual gift card redemption patterns over the period. Our estimated gift card breakage rate is approximately 4%. While customer redemption patterns result in estimated gift card breakage, changes in our customers’ behavior could impact the amount that ultimately is unused and could affect the amount recognized as a component of net sales. During fiscal years 2024, 2023 and 2022, we recognized $0.8 million, $0.9 million and $1.0 million, respectively, of estimated gift card breakage as a component of net sales.
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
We have an agreement with a third party to provide customers with private label credit cards ("Credit Card Agreement"). Each private label credit card ("PLCC") bears the logo of the Torrid brand and can only be used at our store locations and on www.torrid.com. A third party financing company is the sole owner of the accounts issued under the PLCC program and absorbs the losses associated with non-payment by the PLCC holders and a portion of any fraudulent usage of the accounts. Pursuant to the Credit Card Agreement, we are eligible to receive royalties, profit-sharing and marketing and promotional funds from the third party financing company ("PLCC Funds") based on usage of the PLCCs. These PLCC Funds are recorded as a component of net sales in the consolidated statements of operations and comprehensive income.
Cost of Goods Sold
Cost of goods sold includes: merchandise costs; freight; inventory shrinkage; payroll expenses associated with the merchandising and distribution departments; distribution center expenses, including rent, common area maintenance ("CAM") charges, real estate taxes, depreciation and amortization, utilities, supplies and maintenance; and store occupancy expenses, including rents, CAM charges, heating, ventilation and air conditioning ("HVAC") charges, real estate taxes and depreciation.

Vendor Allowances
We receive certain allowances from our vendors primarily related to damaged merchandise, markdowns and pricing. Allowances received from vendors related to damaged merchandise and pricing are reflected as a reduction of inventory in the period they are received and allocated to cost of goods sold during the period in which the items are sold. Markdown allowances received from vendors are reflected as reductions to cost of goods sold in the period they are received if the goods have been sold or marked down, or as a reduction of inventory if the goods have not yet been sold. During fiscal years 2024, 2023 and 2022, we received vendor allowances of $2.5 million, $3.2 million and $3.8 million, respectively, substantially all of which were accounted for as a reduction of cost of goods sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include: payroll expenses associated with stores and e-Commerce; store and e-Commerce operating expenses other than store occupancy; store pre-opening costs; credit card processing fees; share-based compensation; payroll; depreciation and amortization and other expenses associated with headquarters and administrative functions.
Marketing Expenses
Marketing expenses are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and webisodes, are recorded in prepaid expenses and other current assets in the consolidated balance sheets and are expensed the first time each advertising event takes place. Marketing expenses include photographic production, television, store and brand marketing, costs associated with special events such as model searches, and targeted online performance marketing costs such as retargeting, paid search/product listing advertising, and social media advertisements.
Store Pre-Opening Costs
Costs incurred in connection with the opening of new stores, store remodels or relocations are expensed as incurred. We incurred $0.8 million, $2.4 million and $1.2 million of pre-opening costs in fiscal years 2024, 2023 and 2022, respectively, which are recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.
Shipping and Handling Costs
We classify shipping and handling costs in costs of goods sold in the consolidated statements of operations and comprehensive income. We account for shipping and handling activities that occur after the customer has obtained control of merchandise as a fulfillment cost rather than an additional promised service.
Leases
We consider an agreement to be or contain a lease if it conveys us as the lessee with the right to control the use of an identified property, plant and equipment asset for a period of time in exchange for consideration. Based on these criteria, we as the lessee have operating lease agreements with lessors for our retail stores, distribution center and headquarter office space; and vehicles and equipment; under primarily non-cancelable leases with terms ranging from approximately one to 17 years.
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
The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or a percentage of annual store sales volume. Certain leases provide for increasing minimum annual rental amounts. We consider rents based upon a percentage of annual store sales volume, and other rent-related payments that generally vary because of changes in facts and circumstances (other than due to the passage of time), to be variable lease payments. Variable lease payments associated with retail space leases are recognized as occupancy costs within cost of goods sold in the consolidated statements of operations and comprehensive income in the period in which the obligation for those payments is incurred. We generally consider all other lease payments to be fixed in nature and the sum of all the discounted remaining fixed payments in the lease terms make up the lease liabilities in our consolidated balance sheet (if the lease terms are longer than 12 months).
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
We choose not to separate non-lease components (such as CAM charges and HVAC charges), from lease components (such as fixed minimum rent payments), and instead account for each separate lease component and the non-lease components associated with that lease component as a single lease component. We do not apply ASU 2016-02, Leases, and all related guidance (ASC 842) requirements to leases that have lease terms of 12 months or less upon commencement, and instead recognize short-term lease payments, if applicable, in the consolidated statements of operations and comprehensive income on a straight-line basis over the lease term.
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
We prescribe a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We include interest and penalties related to uncertain tax positions in income tax expense in the consolidated statements of operations and comprehensive income.
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

Share-Based Compensation
On June 22, 2021, our Board of Directors (the "Board") adopted the Torrid Holdings Inc. 2021 Long-Term Incentive Plan (the "2021 LTIP"), for employees, consultants and directors. The 2021 LTIP provides for the grant of stock options, restricted stock and restricted stock units ("RSUs"), among other types of awards, all of which are accounted for in accordance with ASC 718, Compensation-Stock Compensation. We measure share-based compensation cost at the grant date based on the fair value of the award and recognize share-based compensation cost as expense over the vesting period. As share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for actual forfeitures as they occur.
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
Restricted cash units ("RCUs") are awarded to certain employees, non-employee directors and consultants and represent the right to receive a cash payment at the end of a vesting period, subject to the employee's continued employment or service as a director or consultant. In general, RCUs vest in equal installments each year over four years. RCUs are cash-settled with the value of each vested RCU equal to the lower of the closing price per share of our common stock on the vesting date or a specified per share price cap. We determined that RCUs are in-substance liabilities accounted for as liability instruments in accordance with ASC 718, Compensation—Stock Compensation, due to this cash settlement feature. RCUs are remeasured based on the closing price per share of our common stock at the end of each reporting period.
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
Employee Benefit Plan
On August 1, 2015, we adopted the Torrid 401(k) Plan ("401(k) Plan"). Effective November 1, 2024, we amended the 401(k) Plan to allow employees employed by us for one month and who are at least 21 years of age to participate. Prior to this amendment, all employees who had been employed by us for at least 200 hours and were at least 21 years of age were eligible to participate. Employees may contribute up to 80% of their eligible compensation to the 401(k) Plan, subject to a statutorily prescribed annual limit. We may at our discretion contribute certain amounts to eligible employees' accounts. Effective January 1, 2025, we enhanced our contributions to 100% of the first 3%, and 50% of the next 2%, of participants' eligible contributions into their 401(k) Plan accounts. Prior to this enhancement, we contributed 50% of the first 4% of participants' eligible contributions into their 401(k) Plan accounts. During fiscal years 2024, 2023 and 2022, we contributed $1.0 million, $0.8 million and $0.8 million, respectively, to eligible employees' 401(k) Plan accounts.
Deferred Compensation Plan
On August 1, 2015, we established the Torrid Management Deferred Compensation Plan ("Deferred Compensation Plan") for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provided participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, were 100% vested from the outset. The Deferred Compensation Plan was designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, as amended, and we contributed certain amounts to eligible employees' accounts at our discretion. In December of 2024, our Board approved freezing employee participation, employee deferrals, discretionary company credits and matching contributions, effective December 31, 2024. We did not have any assets of the Deferred Compensation Plan and all existing deferrals and associated earnings held in the plan continue to operate under the plan's rules. Prior to January 1, 2025, to the extent participants were ineligible to receive contributions from participation in our 401(k) Plan, we contributed 50% of the first 4% of participants' eligible contributions into their Deferred Compensation Plan accounts. As of February 1, 2025 and February 3, 2024, the associated liabilities were $5.7 million and $5.6 million, respectively, included in our consolidated balance sheets. As of February 1, 2025, $1.8 million of the $5.7 million Deferred Compensation Plan liabilities were included in accrued and other current liabilities in our consolidated balance sheet. As of February 3, 2024, $0.1 million of the $5.6 million Deferred Compensation Plan liabilities were included in accrued and other current liabilities in our consolidated balance sheet. All liabilities associated with the Deferred Compensation Plan are our general unsecured obligations.
Note 3. Accounting Standards
Recently Adopted Accounting Standards in Fiscal Year 2024
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 affects reportable segment disclosure requirements, primarily by requiring enhanced disclosures about significant segment expenses that are regularly provided to the CODM on an interim and annual basis. We adopted this guidance for the fiscal year ended February 1, 2025 and accordingly updated our segment disclosure in "Note 2—Summary of Significant Accounting Policies." There was no impact on our results of operations, cash flows and financial condition as a result of adopting this guidance.
Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 will be effective for us for fiscal year ended February 1, 2026, with the option to early adopt at any time prior to the effective date and will require adoption on either a prospective or retrospective basis. We are currently evaluating the impact of the standard on our financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statements Expenses (“ASU 2024-03”). The ASU is intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. ASU 2024-03 will be effective for the annual period beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with the option to early adopt at any time prior to the effective date and should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of the standard on our financial statements and disclosures.
We have considered all other recent accounting pronouncements and have concluded that there are no other recent accounting pronouncements not yet adopted that are applicable to us, based on current information.
Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	February 1, 2025	February 3, 2024
Prepaid and other information technology expenses	$12,946	$10,975
PLCC Funds receivable	2,810	2,759
Prepaid advertising	1,706	389
Prepaid casualty insurance	2,213	2,489
Other	4,832	5,617
Prepaid expenses and other current assets	$24,507	$22,229

Note 5. Property and Equipment
Property and equipment are summarized as follows (in thousands):

	February 1, 2025	February 3, 2024
Property and equipment, at cost
Leasehold improvements	$187,792	$187,114
Furniture, fixtures and equipment	118,901	122,746
Software and licenses	15,099	14,809
Construction-in-progress	1,438	3,241
	323,230	327,910
Less: Accumulated depreciation and amortization	(245,561)	(224,394)
Property and equipment, net	$77,669	$103,516
We recorded depreciation and amortization expense related to our property and equipment in the amounts of $35.7 million, $36.5 million and $36.1 million during fiscal years 2024, 2023 and 2022, respectively.
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
Deferred implementation costs incurred in cloud computing arrangements that are service contracts are summarized as follows (in thousands):

	February 1, 2025	February 3, 2024
Internal use of third party hosted software, gross	$42,208	$28,516
Less: Accumulated amortization	(18,229)	(11,360)
Internal use of third party hosted software, net	$23,979	$17,156
During fiscal years 2024, 2023 and 2022, we amortized approximately $6.9 million, $4.6 million and $2.9 million, respectively, of implementation costs incurred in cloud computing arrangements that are service contracts.
Note 7. Intangible Assets
Indefinite-lived intangible assets are summarized as follows (in thousands):

	February 1, 2025			February 3, 2024
	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade name	$8,400	$—	$8,400	$8,400	$—	$8,400
Total	$8,400	$—	$8,400	$8,400	$—	$8,400
We performed our annual impairment assessment of our trade name at the end of the third quarter of fiscal year 2024. We performed a qualitative assessment and determined that it is not more likely than not that the fair value of our trade name is less than its carrying value, which indicated there was no impairment.

Note 8. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	February 1, 2025	February 3, 2024
Accrued inventory-in-transit	$35,177	$23,227
Accrued payroll and related expenses	25,313	13,780
Accrued loyalty program	10,887	12,526
Gift cards	13,676	12,974
Accrued sales return allowance	2,961	6,018
Accrued freight	5,092	5,470
Accrued marketing	3,120	3,862
Accrued sales and use tax	2,745	3,354
Accrued lease costs	2,817	3,306
Accrued self-insurance liabilities	2,926	3,313
Accrued purchases of property and equipment	768	3,121
Deferred revenue	2,777	1,949
Term loan interest payable	2,486	3,548
Accrued legal	4,668	993
Other	10,330	10,309
Accrued and other current liabilities	$125,743	$107,750
Note 9. Leases
Our lease costs reflected in the tables below include minimum base rents, CAM charges and HVAC charges. We recognize such lease costs in the applicable expense category in either cost of goods sold, or selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.
Our lease costs consisted of the following (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Fixed operating lease cost	$53,109	$54,446	$52,940
Short-term lease cost	129	143	186
Variable lease cost	19,821	19,147	17,951
Total lease cost	$73,059	$73,736	$71,077
A maturity analysis of our operating lease liabilities, for lease terms that include periods covered by options to extend some of our leases that we are reasonably certain of being executed, for each of the next five years and thereafter, reconciled to our operating lease liabilities recognized in the consolidated balance sheet as of February 1, 2025, is as follows (in thousands):

Fiscal Year Ending
2025	$52,367
2026	42,925
2027	31,018
2028	23,086
2029	17,540
Thereafter	62,189
Total operating lease liabilities	$229,125
Less: Imputed interest	(54,139)
Total operating lease liabilities	$174,986
Less: Current portion of operating lease liabilities	(40,505)
Noncurrent operating lease liabilities	$134,481

Other supplementary information related to our leases is reflected in the table below (in thousands except lease term and discount rate data):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$60,475	$61,360	$58,050
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,126	$25,822	$19,113
Increase (decrease) in right-of-use assets resulting from operating lease modifications or remeasurements	$8,373	$837	$(9,007)
Weighted average remaining lease term - operating leases	7 years	6 years	6 years
Weighted average discount rate - operating leases	8%	7%	6%
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
Our revenue, disaggregated by product category, consists of the following (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Apparel	$989,239	$1,024,501	$1,119,336
Non-apparel	82,526	93,462	134,800
Other	31,972	33,982	34,008
Total net sales	$1,103,737	$1,151,945	$1,288,144
Amounts within Apparel include revenues earned from the sale of tops, bottoms, dresses, intimates, sleep wear, swim wear and outerwear. Amounts within Non-apparel include revenues earned from the sale of accessories, footwear and beauty. Amounts within Other primarily represent PLCC Funds received. During fiscal years 2024, 2023 and 2022, e-Commerce penetration of total net sales was 61%, 59% and 61%, respectively.
Contract Liabilities
During fiscal year 2024, we recognized revenue of $10.7 million and $5.7 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2024. During fiscal year 2023, we recognized revenue of $10.2 million and $6.0 million related to our accrued loyalty program and gift cards, respectively, that existed at the beginning of fiscal year 2023.
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
During fiscal years 2024, 2023 and 2022, Hot Topic charged us $2.1 million, $2.0 million and $2.4 million, respectively, for various services under the applicable service agreements, all of which were recorded as components of selling, general and administrative expenses. As of February 1, 2025 and February 3, 2024, we owed $0.6 million and $0.2 million, respectively, to Hot Topic for these services which is included in due to related parties in our consolidated balance sheets.

On August 1, 2019, we entered into a services agreement ("Reverse Services Agreement") with Hot Topic, under which Torrid provided Hot Topic with certain information technology services. The term of the Reverse Services Agreement was three years, unless we or Hot Topic extended the agreement, or Hot Topic terminated the agreement. Torrid provided Hot Topic with the specified information technology services at no cost for the first three years of the Reverse Services Agreement, however Hot Topic bore certain capital and operating expenses that it incurred. Costs incurred in connection with providing the specified information technology services to Hot Topic were expensed as incurred in our consolidated statements of operations and comprehensive income. During fiscal year 2022, we incurred costs of $1.6 million in connection with providing these information technology services to Hot Topic. On July 31, 2022, we entered into a first amendment to the Reverse Services Agreement ("Amended Reverse Services Agreement") with Hot Topic, under which Torrid provided Hot Topic with certain information technology services for a fixed fee. The term of the Amended Reverse Services Agreement was two months while both parties negotiated a longer-term amendment to the Reverse Services Agreement with modified terms and conditions. On September 30, 2022, we entered into a second amendment to the Reverse Services Agreement ("Second Amended Reverse Services Agreement") with Hot Topic, under which Torrid provided Hot Topic with certain information technology services for a fixed fee. The term of the Second Amended Reverse Services Agreement was two months while both parties negotiated a longer-term amendment to the Reverse Services Agreement with modified terms and conditions. Effective December 1, 2022, we entered into a third amendment to the Reverse Services Agreement ("Third Amended Reverse Services Agreement") with Hot Topic, under which Torrid provided Hot Topic with certain information technology services for a fixed fee. The term of the Third Amended Reverse Services Agreement was 17 months unless we and Hot Topic mutually agreed to extend the agreement, or we or Hot Topic terminated the agreement (or certain services under the agreement), upon written notice. Effective January 1, 2024, we entered into a fourth amendment to the Reverse Services Agreement ("Fourth Amended Reverse Services Agreement") with Hot Topic, which amended the Third Amended Reverse Services Agreement solely to amend certain pricing information. The term of the Fourth Amended Reverse Services Agreement ended on May 4, 2024, unless we and Hot Topic mutually agreed to extend the agreement, or we or Hot Topic terminated the agreement (or certain services under the agreement), upon written notice. Effective May 5, 2024, we entered into a fifth amendment to the Reverse Services Agreement ("Fifth Amended Reverse Services Agreement") with Hot Topic, which amended the Fourth Amended Reverse Services Agreement solely to amend certain pricing information. The term of the Fifth Amended Reverse Services Agreement ends on October 25, 2025, unless it is terminated by us or Hot Topic or we mutually agree in writing to extend the term.
During fiscal years 2024, 2023 and 2022, we charged Hot Topic $0.6 million, $1.7 million and $1.0 million, respectively, for these services and as of February 1, 2025 and February 3, 2024, Hot Topic owed us $0.1 million for each of the fiscal years for these services.
Hot Topic incurs certain direct expenses on our behalf, such as payments to our non-merchandise vendors and each month, we pay Hot Topic for these pass-through expenses. As of February 1, 2025, the net amount we owed Hot Topic for these expenses was not material and as of February 3, 2024, the net amount we owed Hot Topic was $0.4 million, which is included in due to related parties in our consolidated balance sheets.
Sponsor Advisory Services Agreement
On May 1, 2015, we entered into an advisory services agreement with Sycamore, pursuant to which Sycamore agreed to provide strategic planning and other related services to us. We are obligated to reimburse Sycamore for its expenses incurred in connection with providing such advisory services to us. As of the end of fiscal years 2024 and 2023, there were no amounts due and during fiscal years 2024, 2023 and 2022, no amounts were paid under this agreement.
From time to time, we reimburse Sycamore for certain management expenses it pays on our behalf. As of February 1, 2025 and as of February 3, 2024, there were no amounts due. During fiscal years 2024, 2023 and 2022, the reimbursements we made to Sycamore for such expenses were not material.
Other Related Party Transactions
MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During fiscal years 2024, 2023 and 2022, cost of goods sold included $38.7 million, $56.5 million and $70.0 million, respectively, related to the sale of merchandise purchased from this supplier. Purchases from this supplier accounted for approximately 8%, 10% and 15% of total net purchases in fiscal years 2024, 2023 and 2022, respectively. As of February 1, 2025 and February 3, 2024, the net amounts we owed MGF Sourcing US, LLC for these purchases were $7.9 million and $8.9 million, respectively. This liability is included in due to related parties in our consolidated balance sheets.
HU Merchandising, LLC, a subsidiary of Hot Topic, is one of our suppliers. During fiscal years 2024, 2023 and 2022, cost of goods sold included $0.2 million, $0.3 million and $0.5 million, respectively, related to the sale of merchandise purchased from this supplier. As of February 1, 2025, there was no amount due and as of February 3, 2024, the amount due was not material.
Staples, Inc., an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During fiscal years 2024, 2023 and 2022, purchases from this supplier were not material. As of February 1, 2025 and February 3, 2024, amounts due to this supplier were not material.
Note 12. Debt Financing Arrangements
Our debt financing arrangements consist of the following (in thousands):

	February 1, 2025	February 3, 2024
ABL Facility	$—	$7,270
Term loan
Amended Term Loan Credit Agreement	293,125	310,625
Less: current portion of unamortized original issue discount and debt financing costs	(1,356)	(1,356)
Less: noncurrent portion of unamortized original issue discount and debt financing costs	(3,216)	(4,572)
Total term loan outstanding, net of unamortized original issue discount and debt financing costs	288,553	304,697
Less: current portion of term loan, net of unamortized original issue discount and debt financing costs	(16,144)	(16,144)
Total term loan, net of current portion and unamortized original issue discount and debt financing costs	$272,409	$288,553
Fixed mandatory principal repayments due on the outstanding term loan are as follows as of February 1, 2025 (in thousands):

Fiscal Year Ending
2025	$17,500
2026	17,500
2027	17,500
2028	240,625
$293,125
Term Loan Credit Agreement
On June 14, 2021, we entered into a term loan credit agreement (the "Term Loan Credit Agreement") among Bank of America, N.A., as agent, and the lenders party thereto. On May 24, 2023, we entered into an amendment to the Term Loan Credit Agreement (the "Amended Term Loan Credit Agreement"). The Amended Term Loan Credit Agreement replaced the London Interbank Offered Rate ("LIBOR") interest rate benchmark with the Secured Overnight Financing Rate ("SOFR") benchmark. All other material terms of the Term Loan Credit Agreement remained substantially the same after giving effect to the Amended Term Loan Credit Agreement. In March 2020 and January 2021, the FASB issued ASUs 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04") and 2021-01, Reference Rate Reform (Topic 848): Scope ("ASU 2021-01"), respectively. ASU 2020-04 and ASU 2021-01 include practical expedients which provide entities the option to account for qualifying amendments as if the modification was not substantial in accordance with Accounting Standards Codification ("ASC") 470, Debt. We elected this option, accordingly, the Amended Term Loan Credit Agreement did not have a material impact on our consolidated financial statements.
The Term Loan Credit Agreement provides for term loans in an initial aggregate amount of $350.0 million ("Principal"), which is recorded net of an original issue discount ("OID") of $3.5 million and has a maturity date of June 14, 2028. In connection with the Term Loan Credit Agreement, we paid financing costs of approximately $6.0 million.
The $346.5 million proceeds of the Term Loan Credit Agreement, net of OID, were used to (i) repay and terminate the original term loan credit agreement; (ii) make a $131.7 million distribution to the direct and indirect holders of our equity interests; and (iii) pay for financing costs associated with the Term Loan Credit Agreement.

Loans made pursuant to the Amended Term Loan Credit Agreement bear interest at an annual rate equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate quoted by The Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) a SOFR rate for an interest period of one month, plus 1.00% (in each case, subject to a floor of 1.75%); or (b) at a SOFR rate for the interest period relevant to such borrowing (subject to a floor of 0.75%), in each case plus an applicable margin of 5.50% for SOFR borrowings and 4.50% for base rate borrowings.
If we elect the SOFR rate, interest is due and payable on the last day of each interest period, unless an interest period exceeds three months, then the respective dates that fall every three months after the beginning of the interest period shall also be interest payment dates. If we elect the Base rate loan, interest is due and payable the last day of each calendar quarter. The elected interest rate at the end of fiscal year 2024 was approximately 10%.
In addition to paying interest on the outstanding Principal under the Amended Term Loan Credit Agreement, we are required to make fixed mandatory repayments of the Principal on the last business day of each fiscal quarter until maturity commencing with the second full fiscal quarter following the closing date ("Repayment"). For each of the fiscal quarters until the maturity date and starting with the fourth fiscal quarter of 2021, Repayments represent 1.25% of the Principal, reduced as a result of the application of prior Prepayments, as defined below.
Under the Amended Term Loan Credit Agreement, we are also required to make variable mandatory prepayments of the Principal, under certain conditions as described below, approximately 102 days after the end of each fiscal year (each, a "Prepayment"). Prepayments, if applicable, commence at the end of fiscal year 2022 and represent between 0% and 50% (depending on our first lien net leverage ratio) of Excess Cash Flow (as defined in the Amended Term Loan Credit Agreement) in excess of $10.0 million, minus prepayments of Principal, the ABL Facility (to the extent accompanied by a permanent reduction in the commitments thereunder) and certain other specified indebtedness and amounts in connection with certain other enumerated items. As of February 1, 2025, we did not meet the Excess Cash Flow threshold to require a Prepayment.
In addition to mandatory Repayment and Prepayment obligations, we may at our option, prepay a portion of the outstanding Principal ("Optional Prepayment"). If we made Optional Prepayments before June 14, 2023, we would have been subject to penalties ranging from 1.00% to 2.00% of the aggregate principal amount.
All of Torrid LLC’s existing domestic subsidiaries and Torrid Intermediate LLC unconditionally guarantee all obligations under the Amended Term Loan Credit Agreement. Substantially all of the assets of Torrid LLC, Torrid LLC’s existing subsidiaries and Torrid Intermediate LLC will secure all such obligations and the guarantees of those obligations, subject to certain exceptions.
The Amended Term Loan Credit Agreement also contains a number of covenants that, among other things and subject to certain exceptions, will restrict our ability and the ability of our subsidiaries to: create, incur or assume liens on our assets or property; incur additional indebtedness; issue preferred or disqualified stock; consolidate or merge; sell assets; pay dividends or make distributions, make investments, or engage in transactions with our affiliates.
As of the end of fiscal years 2024 and 2023, we were compliant with our financial covenants under the Amended Term Loan Credit Agreement.
As of the end of fiscal year 2024, the fair value of the Amended Term Loan Credit Agreement was approximately $274.1 million. The fair value of the Amended Term Loan Credit Agreement is determined using current applicable rates for similar instruments as of the balance sheet date, a Level 2 measurement (as defined in "Note 19—Fair Value Measurements").
As of the end of fiscal year 2024, total borrowings, net of OID and financing costs, of $288.6 million remain outstanding under the Amended Term Loan Credit Agreement. During fiscal year 2024, we recognized $33.2 million of interest expense and $1.4 million of OID and financing costs related to the Amended Term Loan Credit Agreement. During fiscal year 2023, we recognized $36.1 million of interest expense and $1.4 million of OID and financing costs related to the Amended Term Loan Credit Agreement. The OID and financing costs are amortized over the Amended Term Loan Credit Agreement’s seven-year term and are reflected as a direct deduction of the face amount of the term loan in our consolidated balance sheets. We recognize interest payments, together with amortization of the OID and financing costs, in interest expense in our consolidated statements of operations and comprehensive income.
Senior Secured Asset-Based Revolving Credit Facility
In May 2015, we entered into a credit agreement for a senior secured asset-based revolving credit facility with Bank of America, N.A., which was subsequently amended in October 2017, June 2019, September 2019, June 2021, and April 2023

(“ABL Facility”). Under the ABL Facility the aggregate commitments available are $150.0 million (subject to a borrowing base), and we have the right to request additional commitments up to $50 million plus the aggregate principal amount of any permanent principal reductions we may take (subject to customary conditions precedent). The principal amount of the outstanding loans are due and payable on June 14, 2026. The April 21, 2023 amendment to the ABL Facility replaced the LIBOR interest rate benchmark with the SOFR benchmark. All other material terms of the ABL Facility remained substantially the same after giving effect to the April 21, 2023 amendment. We elected to apply the practical expedients included in ASU 2020-04 and 2021-01, accordingly, the April 21, 2023 amendment did not have a material impact on our consolidated financial statements.
The borrowing base for the ABL Facility at any time equals the sum of 90% of eligible credit card receivables, plus 90% of the appraised net orderly liquidation value of eligible inventory and eligible in-transit inventory multiplied by the cost of such eligible inventory and eligible in-transit inventory (to be increased to 92.5% during the period beginning on September 1 of each year and ending on December 31 of each year). The ABL Facility includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as Swing Line Loans, and is available in U.S. dollars.
Under the ABL Facility we have the right to request up to $50.0 million of additional commitments plus the aggregate principal amount of any permanent principal reductions we may take plus the amount by which the borrowing base exceeds the aggregate commitments (subject to customary conditions precedent). The lenders under this facility are not under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions precedent. If we were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the size of the ABL Facility could increase to up to $200.0 million, but our ability to borrow under this facility would still be limited by the amount of the borrowing base.
Borrowings under the ABL Facility bear interest at an annual rate equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a SOFR rate for an interest period of one month adjusted for certain costs, plus 1.00%, in each case, plus an applicable margin that ranges from 0.25% to 0.75% based on average daily availability; or (b) at a SOFR rate for the interest period relevant to such borrowing adjusted for certain costs ("Adjusted SOFR"), in each case plus an applicable margin that ranges from 1.25% to 1.75%, based on average daily availability. As of the end of fiscal year 2024, the applicable interest rate for borrowings under the ABL Facility was approximately 8% per annum.
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
In addition to paying interest on outstanding principal under the ABL Facility we are required to pay a commitment fee in respect of unutilized commitments. The commitment fee ranges between 0.25% and 0.375% per annum of unutilized commitments and will be subject to adjustment each fiscal quarter based on the amount of unutilized commitments during the immediately preceding fiscal quarter. We must also pay customary letter of credit fees and agent fees.
If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL Facility exceeds the lesser of (a) the commitment amount and (b) the borrowing base, we will be required to repay outstanding loans and/or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.
We may voluntarily reduce the unused portion of the commitment amount and repay outstanding loans at any time. Prepayment of the loans may be made without premium or penalty other than customary “breakage” costs with respect to SOFR loans.
All obligations under the ABL Facility are unconditionally guaranteed by substantially all of Torrid Intermediate LLC’s existing majority-owned domestic subsidiaries and will be required to be guaranteed by certain of Torrid Intermediate LLC’s future domestic majority-owned subsidiaries. All obligations under the ABL Facility and the guarantees of those obligations, will be secured, subject to certain exceptions, by substantially all of Torrid Intermediate LLC’s assets.
The ABL Facility requires us to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 if we fail to maintain Specified Availability (as defined by the ABL Facility) of at least the greater of 10% of the Loan Cap, as defined by the ABL Facility and $7.0 million. The ABL Facility contains a number of other covenants that, among other things and subject to certain exceptions, will restrict our ability and the ability of our subsidiaries to: incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or our other indebtedness; make investments, loans and acquisitions; engage in transactions with our affiliates; sell assets, including capital stock of our subsidiaries; alter the business we conduct; consolidate or merge; and incur liens. As of the end of fiscal years 2024 and 2023, we were compliant with our debt covenants under the ABL Facility.
The ABL Facility specifically restricts dividends and distributions, aside from amounts to cover ordinary operating expenses and taxes, between our subsidiaries and to us. However, dividends and distributions are permitted at any time that either (1) availability under the ABL Facility is equal to or greater than 15% of the maximum borrowing amount on a pro forma basis and we are pro forma compliant with a 1.00 to 1.00 fixed charge coverage ratio or (2) availability under the ABL Facility is equal to or greater than 20% of the maximum borrowing amount on a pro forma basis. As of the end of fiscal years 2024 and 2023, the maximum restricted payments utilizing the ABL Facility that our subsidiaries could make from its net assets were $102.8 million and $103.2 million, respectively.
We consider the carrying amounts of the ABL Facility to approximate fair value because it is carried at a market observable interest rate that resets periodically and is categorized as Level 2 in the fair value hierarchy.
Availability under the ABL Facility at the end of fiscal year 2024 was $109.5 million, which reflects no borrowings. Availability under the ABL Facility at the end of fiscal year 2023 was $102.7 million, which reflects borrowings of $7.3 million. Standby letters of credit issued and outstanding were $11.4 million and $11.4 million at the end of fiscal years 2024 and 2023, respectively. During the third quarter of fiscal year 2017, we incurred $0.5 million of financing costs for the ABL Facility, which were reduced in fiscal year 2019 by $0.1 million written off to account for the impact of our entry into the 1st Amendment. During the second quarter of fiscal year 2021, we incurred an additional $0.7 million of financing costs in connection with our entry into the 3rd Amendment. These financing costs, together with the unamortized financing costs of $0.1 million associated with the Original ABL Facility, are amortized over the five-year term of the ABL Facility and are reflected in prepaid expenses and other current assets and deposits and other noncurrent assets in our consolidated balance sheets. During fiscal years 2024, 2023 and 2022, we amortized financing costs of $0.2 million in each period. During fiscal years 2024, 2023 and 2022, interest payments were $0.9 million, $1.6 million and $1.8 million, respectively. We recognize amortization of financing costs and interest payments for the revolving credit facility in interest expense in our consolidated statements of operations and comprehensive income.
Note 13. Income Taxes
Income Before Provision for Income Taxes
The domestic and foreign income before provision for income taxes during fiscal years 2024, 2023 and 2022 is as follows (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Domestic	$17,424	$17,604	$69,273
Foreign	4,179	431	2,409
Income before provision for income taxes	$21,603	$18,035	$71,682

Provision for Income Taxes
The composition of the provision for income taxes during fiscal years 2024, 2023 and 2022 is as follows (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Current:
Federal	$11,565	$9,108	$14,442
State	1,620	2,795	4,693
Foreign	21	186	487
	$13,206	$12,089	$19,622
Deferred:
Federal	$(7,387)	$(5,193)	$1,632
State	(777)	(513)	4
Foreign	243	33	215
	(7,921)	(5,673)	1,851
Total income tax provision	$5,285	$6,416	$21,473
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	February 1, 2025	February 3, 2024
Deferred tax assets (liabilities):
Inventory	$1,483	$1,254
Loyalty reserve	2,874	3,318
Accrued bonus	2,032	250
Lease liability	38,729	45,308
Share-based compensation	2,324	1,355
Interest expense limitation	5,658	3,840
Other deferred tax assets	7,335	7,211
ROU assets	(33,182)	(38,053)
Intangible assets	(2,065)	(2,062)
Depreciation	(6,531)	(11,877)
Other deferred tax liabilities	(2,037)	(1,863)
Total net deferred tax assets	$16,620	$8,681
A reconciliation of the provision for income taxes to the statutory tax rate is as follows:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Statutory federal rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	3.6	10.9	5.3
Share-based compensation	0.1	5.1	2.1
Liability for uncertain tax positions	(0.6)	(1.5)	(0.2)
Information technology services charge	—	—	0.4
Limitation on Section 162(m) officers	0.9	0.5	1.3
Foreign derived intangible income	(0.2)	(0.3)	(0.2)
Other differences, net	(0.3)	(0.1)	0.3
Effective income tax rate	24.5%	35.6%	30.0%
Excess tax benefits or detriments associated with share-based payment awards are recognized as income tax benefits or expense in the consolidated statements of operations and comprehensive income. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The income tax detriment resulting from share-based awards was $1.8 million for fiscal year 2024 and is reflected as an increase to the income tax provision.

As of the end of fiscal year 2024, we had accumulated undistributed earnings and profits of our foreign subsidiary of approximately $9.0 million. We continue to treat undistributed earnings of our foreign subsidiary as indefinitely reinvested according to our current operating plans and no deferred tax liability has been recorded for potential future taxes related to such earnings. According to current tax law, any future dividends paid from our foreign subsidiary will not be subject to income tax in the United States, except for withholding taxes and state taxes, which are not material. We have made a determination on our accounting policy choice to treat taxes related to GILTI as a period cost.
On August 16, 2022, the Inflation Reduction Act of 2022 (the "IR Act") was enacted to reduce inflation and promote clean energy in the United States. Among other things, the IR Act introduced a 15% alternative minimum tax based on the adjusted financial statement income of corporations or their predecessors with a three-year taxable year average annual adjusted financial statement income in excess of $1 billion and imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The IR Act also includes provisions intended to mitigate climate change by, among others, providing tax credit incentives for reductions in greenhouse gas emissions. We have considered the applicable IR Act tax law changes in our tax provision for the year ended February 1, 2025, and continue to evaluate the impact of this tax law changes on future periods.
Uncertain Tax Positions
The amount of income taxes we pay is subject to ongoing audits by taxing authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. As of the end of fiscal year 2024, the total liability for income taxes associated with unrecognized tax benefits, including interest and penalties, was $2.4 million ($2.0 million, net of federal benefit). As of the end of fiscal year 2023, the total liability for income taxes associated with unrecognized tax benefits, including interest and penalties, was $2.5 million ($2.1 million, net of federal benefit). Our effective tax rate will be affected by any portion of this liability we may recognize.
We believe that it is reasonably possible that $0.4 million ($0.3 million net of federal benefit) of our liability for unrecognized tax benefits, of which the associated interest and penalties are not material, may be recognized in the next 12 months due to the expiration of statutes of limitations.
The following table reconciles the amount recorded for the liability for income taxes associated with unrecognized tax benefits as of the end of fiscal years 2024, 2023 and 2022 (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Unrecognized tax benefits at the beginning of the fiscal year	$1,925	$2,996	$3,293
(Reductions) additions:
Tax positions related to the current period	3	—	59
Tax positions related to the prior period	154	104	(116)
Tax positions settled or statute of limitations lapsed	(262)	(1,175)	(240)
Unrecognized tax benefits at the end of the fiscal year	$1,820	$1,925	$2,996
Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits as a tax expense. In fiscal years 2024, 2023 and 2022, tax expense related to interest and penalties was $0.5 million, $0.6 million and $0.8 million, respectively.
We operate stores throughout the United States, Puerto Rico and Canada, and as a result, we file income tax returns in the United States federal jurisdiction and various state, local and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. The federal statute of limitations period is three years and most states follow this limitations period with few exceptions. Consequently, tax years between 2021 and 2023 are open for examination.

Note 14. Share-Based Compensation
Our share-based compensation expense, by award type, consists of the following (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Restricted stock units	$2,391	$2,405	$1,818
Restricted stock awards	128	2,018	6,304
Performance-based restricted stock units	124	711	568
Stock options	1,787	1,537	972
Restricted cash units	3,009	1,209	—
Employee stock purchase plan	195	162	318
Share-based compensation expense before income taxes	7,634	8,042	9,980
Income tax detriment	1,831	923	340
Net share-based compensation expense	$9,465	$8,965	$10,320
On June 22, 2021, our Board adopted the Torrid Holdings Inc. 2021 Long-Term Incentive Plan (the "2021 LTIP"), for employees, consultants and directors. The 2021 LTIP provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") including performance-based restricted stock units ("PSUs"), stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards intended to align the interests of service providers, with those of our shareholders. As of the end of fiscal year 2024, 10,687,500 shares were authorized for issuance under the 2021 LTIP.
On June 22, 2021, our Board adopted the Torrid Holdings Inc. 2021 Employee Stock Purchase Plan (the "ESPP"), intended to qualify under Section 423 of the U.S. Internal Revenue Code of 1986, as amended, in order to provide all of our eligible employees with a further incentive towards ensuring our success and accomplishing our corporate goals. The ESPP allows eligible employees to contribute up to 15% of their base earnings towards purchases of common stock, subject to an annual maximum. The purchase price is 85% of the lower of (i) the fair market value of the stock on the date of enrollment and (ii) the fair market value of the stock on the last day of the related purchase period. As of the end of fiscal year 2024, 3,650,000 shares were authorized for issuance under the ESPP.
RSUs
RSUs are awarded to certain employees, non-employee directors and consultants and entitle the grantee to receive shares of common stock at the end of a vesting period, subject to the employee's continued employment or service as a director or consultant. In general, RSUs vest in equal installments each year over four years.
Pursuant to the agreements we entered into with certain members of our management, such employees received one-time grants of RSUs ("IPO Awards") in an aggregate amount equal to $5.7 million. Fifty percent of the IPO Awards were fully vested on the date of grant, and the remaining 50% will vest in equal installments on the first, second and third anniversaries of the grant date. These members of our management must remain employed by us through each vesting date in order to vest in the applicable portions of their IPO Awards.
PSUs are awarded to certain employees, non-employee directors and consultants and entitle the grantee to receive shares of common stock based on the achievement of various company performance targets and market conditions. In general, PSUs vest in equal installments over a three-year period subject to the achievement of the performance targets or market conditions.

RSU activity, including IPO Awards and PSUs, under the 2021 LTIP consists of the following (in thousands except per share amounts):

	Fiscal Year Ended
	February 1, 2025		February 3, 2024		January 28, 2023
	Shares	Weighted average grant date value per share	Shares	Weighted average grant date value per share	Shares	Weighted average grant date value per share
Nonvested at the beginning of the fiscal year	1,953	$4.14	1,386	$6.55	278	$26.75
Granted	659	$4.67	1,312	$3.13	1,371	$5.07
Vested	(541)	$4.72	(249)	$8.57	(66)	$25.65
Forfeited	(588)	$3.76	(496)	$5.98	(197)	$18.07
Nonvested at the end of the fiscal year	1,483	$4.32	1,953	$4.14	1,386	$6.55
As of the end of fiscal year 2024, unrecognized compensation expense related to unvested RSUs, including PSUs, was $4.0 million, which is expected to be recognized over a weighted average period of approximately 2.0 years. The total fair value of RSUs which vested during fiscal years 2024, 2023 and 2022 was $3.1 million, $0.8 million and $0.3 million, respectively.
The weighted average grant date fair value of the PSUs was estimated at the grant date using a Monte Carlo simulation following a Geometric Brownian Motion with the following weighted average assumptions:

	Fiscal Year Ended
	February 1, 2025 (1)	February 3, 2024	January 28, 2023
Dividend yield	—%	—%	—%
Expected volatility(2)	—%	68.4%	70.7%
Risk-free interest rate(3)	—%	3.8%	3.2%
Expected term(4)		3 years	3 years
Grant date fair value per share	$—	$1.66	$4.15

(1)    We did not grant any PSUs in fiscal year 2024.
(2)     The expected volatility is estimated based on the historical volatility of a select peer group of similar publicly traded companies for a term that is consistent with the expected term of the PSUs.
(3)    The risk-free interest rates are based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected term of the PSUs.
(4)    The expected term of the PSUs represents the time period from the grant date and the full vesting date.
Restricted Stock Awards
Restricted stock awards ("RSAs") are awarded to certain employees, non-employee directors and consultants, subject to the employee's continued employment or service as a director or consultant. RSAs vest over periods ranging from two to four years, subject to the employee's continued employment or service as an employee, non-employee director or consultant, as applicable, on each vesting date.

RSA activity under the 2021 LTIP consists of the following (in thousands except per share amounts):

	Fiscal Year Ended
	February 1, 2025		February 3, 2024		January 28, 2023
	Shares	Weighted average grant date fair value per share	Shares	Weighted average grant date fair value per share	Shares	Weighted average grant date fair value per share
Nonvested at the beginning of the fiscal year	5	$27.00	211	$27.00	532	$27.00
Granted	—		—		—
Vested	(5)	$27.00	(102)	$27.00	(241)	$27.00
Forfeited	—	$—	(104)	$27.00	(80)	$27.00
Nonvested at the end of the fiscal year	—	$—	5	$27.00	211	$27.00
As of the end of fiscal year 2024, there was no unrecognized compensation expense related to unvested RSAs. The total vesting date fair value of RSAs which vested during fiscal year 2024 was not material. The total vesting date fair value of RSAs which vested during fiscal years 2023 and 2022 was $0.3 million and $1.4 million, respectively.
Stock Options
Stock options generally vest in equal installments each year over four years and generally expire 10 years from the grant date.
Stock option activity under the 2021 LTIP consists of the following (in thousands except per share and contractual life amounts):

	Fiscal Year Ended
	February 1, 2025		February 3, 2024		January 28, 2023
	Shares	Weighted average exercise price per share	Shares	Weighted average exercise price per share	Shares	Weighted average exercise price per share
Outstanding at the beginning of the fiscal year	2,352	$4.98	1,444	$7.38	337	$21.03
Granted	1,048	$4.60	1,514	$3.19	1,420	$5.58
Exercised	(133)	$3.52	—		—
Expired / forfeited	(559)	$4.70	(606)	$6.56	(313)	$13.90
Outstanding at the end of the fiscal year	2,708	$4.95	2,352	$4.98	1,444	$7.38
Vested and expected to vest at the end of the fiscal year	2,708	$4.95	2,352	$4.98	1,444	$7.38
Exercisable at the end of the fiscal year	677	$6.41	307	$8.73	44	$21.03
The aggregate intrinsic value of options outstanding as of the end of fiscal year 2024 was approximately $7.1 million and the weighted-average remaining contractual term was 8.3 years. The aggregate intrinsic value of options vested and expected to vest as of the end of fiscal year 2024 was $7.1 million and the weighted-average remaining contractual term was 8.3 years. The aggregate intrinsic value of options exercisable as of the end of fiscal year 2024 was approximately $1.5 million and the weighted-average remaining contractual term was 7.6 years.

The weighted average grant date fair value of stock option awards granted during fiscal year 2024, 2023 and 2022 was $2.77, $1.91 and $3.25 per option, respectively, and was estimated at the grant date using the OPM with the following weighted average assumptions:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Dividend yield	—%	—%	—%
Expected volatility(1)	59.1%	60.4%	59.0%
Risk-free interest rate(2)	4.4%	3.7%	3.1%
Expected term(3)	6.25 years	6.25 years	6.25 years
Grant date fair value per share	$2.77	$1.91	$3.25

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

As of the end of fiscal year 2024, unrecognized compensation expense related to unvested stock options was $4.1 million, which is expected to be recognized over a weighted average period of approximately 2.6 years.
RCUs
RCUs are awarded to certain employees, non-employee directors and consultants and represent the right to receive a cash payment at the end of a vesting period, subject to the employee's continued employment or service as a director or consultant. In general, RCUs vest in equal installments each year over four years. RCUs are cash-settled with the value of each vested RCU equal to the lower of the closing price per share of our common stock on the vesting date or a specified per share price cap. During fiscal year 2024, we made cash payments totaling $1.3 million associated with vested RCUs. We determined that RCUs are in-substance liabilities accounted for as liability instruments in accordance with ASC 718, Compensation—Stock Compensation, due to this cash settlement feature. RCUs are remeasured based on the closing price per share of our common stock at the end of each reporting period. As of the end of fiscal year 2024, the liability associated with unvested RCUs was $2.9 million, which is included in accrued and other current liabilities in the consolidated balance sheet.
Note 15. Other Noncurrent Liabilities
Other noncurrent liabilities consist of the following (in thousands):

	February 1, 2025	February 3, 2024
Noncurrent portion of lease incentives	$271	$730
Noncurrent income taxes payable	2,366	2,517
Deferred PLCC Funds	2,958	3,458
Other noncurrent liabilities	$5,595	$6,705
Note 16. Commitments and Contingencies
Operating Lease Agreements
We have entered into operating lease agreements for retail, distribution and office space; and vehicles and equipment, under primarily non-cancelable leases with terms ranging from approximately one to 17 years. Please refer to "Note 9—Leases" for further discussion regarding our leases.
Litigation
In April 2024, a class action complaint was filed in the Court captioned Crystal Jillson and Carmen Perez v. Torrid LLC. The complaint alleges misleading and unlawful pricing, sales, and discounting practices on our website under multiple legal theories including violation of California’s Unfair Competition Law, California False Advertising Law and California Consumer Legal Remedies Act. We intend to vigorously defend ourselves against the complaint.
In October 2024, we were notified by a third-party vendor that it had observed a potentially unauthorized access to our data stored in a data warehouse. We have been named as a defendant in six pending class action lawsuits alleging that we failed to employ adequate security measures to protect the data stored in the data warehouse. On February 25, 2025, the United States District Court of the Central District of California granted a motion to consolidate the six lawsuits, and plaintiffs are required to file a single consolidated class action complaint no later than April 28, 2025. We intend to vigorously defend ourselves in this matter.
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
Note 17. Share Repurchases
On December 6, 2021, our Board authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. As of February 1, 2025, we had approximately $44.9 million remaining under the share repurchase program.
Share repurchase activity consists of the following (in thousands except share and per share amounts):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Number of shares repurchased	—	—	4,464,367
Total cost	$—	$—	$31,700
Average per share cost including commissions	$—	$—	$7.10
Note 18. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period, inclusive of potentially dilutive common shares outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. During fiscal years 2024, 2023, and 2022, there were approximately 1.1 million, 0.4 million, and 0.1 million potentially dilutive common share equivalents outstanding that were included in the computation of diluted earnings per share, respectively. During fiscal year 2024, there were approximately 0.1 million RSAs and RSUs, including PSUs, and approximately 1.6 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved. During fiscal year 2023, there were approximately 0.6 million RSAs and RSUs, including PSUs, and approximately 2.3 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive or were PSUs with performance conditions that had not yet been achieved. During fiscal year 2022, there were approximately 0.9 million RSAs and RSUs and approximately 0.9 million stock options outstanding, which were excluded from the computation of diluted earnings per share as those awards would have been anti-dilutive.
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
Financial assets and liabilities measured at fair value on a recurring basis as of the end of fiscal year 2024 consisted of the following (in thousands):

	February 1, 2025	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$31,727	$31,727	$—	$—
Total assets	$31,727	$31,727	$—	$—
Liabilities:
Deferred compensation plan liability (current)	$1,767	$—	$1,767	$—
Deferred compensation plan liability (noncurrent)	3,913	—	3,913	—
Total liabilities	$5,680	$—	$5,680	$—

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We, under the supervision of and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 1, 2025, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of February 1, 2025 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of February 1, 2025.

The effectiveness of our internal control over financial reporting as of February 1, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended February 1, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On March 29, 2025, our Board adopted and approved, effective immediately, the Torrid Holdings Inc. Executive Severance Plan (the “Executive Severance Plan”), which is intended to constitute an “employee welfare benefit plan” as defined in Section 3(1) of the Employee Retirement Income Security Act of 1974, as amended. The Executive Severance Plan provides financial and transitional assistance to a select group of management or highly compensated employees who separate from the Company, or the Company’s direct and indirect subsidiaries, due to certain terminations of employment. The conditions under which a termination occurs, either by the Company (without cause), or by the eligible employee (for good reason), are pursuant to the Executive Severance Plan, which entitles the eligible employees to severance benefits, continuation payments, and outplacement benefits. The Executive Severance Plan is administered by the Compensation Committee of the Board and shall continue in full force and effect until it is amended, changed, replaced, extended or terminated by the action of the Compensation Committee of the Board. Nothing in the Executive Severance Plan adversely affects the rights an individual employee may have to severance benefits pursuant to any employment agreement or offer letter between such employee and the Company, provided that no employee is eligible to receive severance benefits under the Executive Severance Plan that would be duplicative of any benefits the employee is eligible to receive under his or her employment agreement or offer letter with the Company.

The foregoing description of the Executive Severance Plan is not complete and is qualified in its entirety by reference to the complete text of the Executive Severance Plan, which is filed as Exhibit 10.40 hereto and is incorporated herein by reference.
During the three months ended February 1, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the sections entitled "Board of Directors and Corporate Governance" in the 2024 Proxy Statement.
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
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the sections entitled "Executive and Director Compensation" in the 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the sections entitled "Certain Relationships and Related Party Transactions" in the 2024 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the sections entitled "Ratification of Appointment of Independent Registered Public Accounting Firm" in the 2024 Proxy Statement.

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

Exhibit Number	Description
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

10.29+	Promotion Letter by and between Torrid Holdings Inc. and Paula Dempsey, dated December 4, 2023.
10.30	Fourth Amendment to the Services Agreement between Torrid LLC and Hot Topic Inc., dated December 11, 2023.
10.31
Amendment No. 2 to the Employment Agreement by and among Torrid Holdings Inc., Torrid LLC and Elizabeth Munoz-Guzman, dated August 31. 2023 (Incorporated by reference to Exhibit 10.1 to Torrid's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2023).

10.32
Amendment No. 1 to Employment Agreement by and among Torrid LLC, Torrid Holdings Inc. and Elizabeth Munoz, dated as of May 2. 2022 (Incorporated by reference to Exhibit 10.1 to Torrid's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2022).

10.33+	Employment Agreement by and between Torrid Holdings Inc. and Mark Mizicko, dated March 23, 2023.
10.34*	Third Amendment to the Amended and Restated Services Agreement, dated May 3, 2024, between Torrid LLC and Hot Topic, Inc.
10.35*	Fifth Amendment to the Services Agreement, dated May 30, 2024, between Torrid LLC and Hot Topic, Inc.
10.36*	Consulting Agreement, dated June 17, 2024, between Torrid Administration, Inc. and Alpine Retail Group, LLC.

Exhibit Number	Description
10.37+*	Employment Offer & Agreement between Torrid Administration, Inc. and Hyon Park, dated August 2, 2022.
10.38+*	Promotion Letter by and between Torrid Holdings Inc. and Hyon Park, dated June 6, 2024.
10.39+*	Separation Agreement and Release by and among Torrid Holdings Inc., Torrid Administration, Inc., Torrid LLC and Elizabeth Munoz Guzman, dated October 4, 2024.
10.40+*	Executive Severance Plan
19*	Insider Trading Policy.
21.1*	List of subsidiaries of Torrid Holdings Inc.
23*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1**	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Compensation Recovery Policy.
101*	Interactive Data Files (formatted as Inline XBRL)
104*	Cover Page Interactive Data Files (Embedded within the Inline XBRL document and included in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2025.

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

Signature	Title	Date

/S/ LISA HARPER	Chief Executive Officer and Director	April 1, 2025
Lisa Harper	(Principal Executive Officer)

/S/ PAULA DEMPSEY	Chief Financial Officer	April 1, 2025
Paula Dempsey	(Principal Financial Officer)

/S/ CHINWE ABAELU	SVP, Chief Accounting Officer	April 1, 2025
Chinwe Abaelu	(Principal Accounting Officer)

/S/ STEFAN L. KALUZNY	Chairman of the Board and Director	April 1, 2025
Stefan L. Kaluzny

/S/ DARY KOPELIOFF	Director	April 1, 2025
Dary Kopelioff

/S/ THEO KILLION	Director	April 1, 2025
Theo Killion

/S/ VALERIA RICO NIKOLOV	Director	April 1, 2025
Valeria Rico Nikolov

/S/ MICHAEL SHAFFER	Director	April 1, 2025
Michael Shaffer