Form 10-Q
period 2025-05-03
Torrid Holdings Inc.
filed 2025-06-09
CIK 1792781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 1, 2025, there were approximately 105,020,625 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2025 (the “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Form 10-Q are forward-looking statements. Forward-looking statements reflect our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology). For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
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
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the effect of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 filed with the Securities and Exchange Commission (“SEC”) on April 1, 2025 (the “2024 Form 10-K”). All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.
We caution you that the important factors referenced above may not include all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the outcomes or affect us or our operations in the way we expect. The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise except to the extent required by law.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 1

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	May 3, 2025	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$23,693	$48,523
Restricted cash	399	399
Inventory	149,570	148,493
Prepaid expenses and other current assets	26,905	24,507
Prepaid income taxes	1,824	4,244
Total current assets	202,391	226,166
Property and equipment, net	71,521	77,669
Operating lease right-of-use assets	132,672	140,651
Deposits and other noncurrent assets	19,774	18,935
Deferred tax assets	16,620	16,620
Intangible asset	8,400	8,400
Total assets	$451,378	$488,441
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$62,146	$72,378
Accrued and other current liabilities	107,083	125,743
Operating lease liabilities	38,661	40,505
Current portion of term loan	16,144	16,144
Due to related parties	7,858	8,362
Income taxes payable	116	—
Total current liabilities	232,008	263,132
Noncurrent operating lease liabilities	125,407	134,481
Noncurrent debt, net	268,373	272,409
Deferred compensation	3,630	3,913
Other noncurrent liabilities	5,781	5,595
Total liabilities	635,199	679,530
Commitments and contingencies (Note 9)
Stockholders’ Deficit:
Preferred shares: $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at May 3, 2025 and February 1, 2025	—	—
Common shares: $0.01 par value; 1,000,000,000 shares authorized; 105,000,414 and 104,859,266 shares issued and outstanding at May 3, 2025 and February 1, 2025, respectively	1,050	1,049
Additional paid-in capital	140,981	140,029
Accumulated deficit	(325,329)	(331,269)
Accumulated other comprehensive loss	(523)	(898)
Total stockholders’ deficit	(183,821)	(191,089)
Total liabilities and stockholders’ deficit	$451,378	$488,441
The accompanying notes are an integral part of these consolidated financial statements.
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 2

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	May 3, 2025	May 4, 2024
Net sales	$265,965	$279,771
Cost of goods sold	164,563	164,350
Gross profit	101,402	115,421
Selling, general and administrative expenses	70,016	76,466
Marketing expenses	15,359	12,812
Income from operations	16,027	26,143
Interest expense	8,161	9,377
Interest income, net of other (income) expense	(706)	110
Income before provision for income taxes	8,572	16,656
Provision for income taxes	2,632	4,484
Net income	$5,940	$12,172

Net earnings per share:
Basic	$0.06	$0.12
Diluted	$0.06	$0.12
Weighted average number of shares:
Basic	104,915	104,268
Diluted	106,041	105,247

Other comprehensive income (loss):
Foreign currency translation adjustment	375	(89)
Total other comprehensive income (loss)	375	(89)
Comprehensive income	$6,315	$12,083

The accompanying notes are an integral part of these condensed consolidated financial statements.
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 3

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands)

	Three Months Ended May 3, 2025
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balance at February 1, 2025	104,860	$1,049	$140,029	$(331,269)	$(898)	$(191,089)
Net income	—	—	—	5,940	—	5,940
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	134	1	(321)	—	—	(320)
Issuance of common shares related to exercise of non qualified stock options	7	—	20	—	—	20
Share-based compensation	—	—	1,253	—	—	1,253
Other comprehensive income	—	—	—	—	375	375
Balance at May 3, 2025	105,001	$1,050	$140,981	$(325,329)	$(523)	$(183,821)

	Three Months Ended May 4, 2024
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balance at February 3, 2024	104,205	$1,043	$135,140	$(347,587)	$(313)	$(211,717)
Net income	—	—	—	12,172	—	12,172
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	141	1	(297)	—	—	(296)
Share-based compensation	—	—	1,290	—	—	1,290
Other comprehensive loss	—	—	—	—	(89)	(89)
Balance at May 4, 2024	104,346	$1,044	$136,133	$(335,415)	$(402)	$(198,640)
The accompanying notes are an integral part of these condensed consolidated financial statements.
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 4

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	May 3, 2025	May 4, 2024
OPERATING ACTIVITIES
Net income	$5,940	$12,172
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Write down of inventory	588	685
Operating right-of-use assets amortization	8,945	10,169
Depreciation and other amortization	9,774	9,639
Share-based compensation	1,469	1,658
Other	(2,806)	(590)
Changes in operating assets and liabilities:
Inventory	(1,410)	(3,431)
Prepaid expenses and other current assets	(2,398)	(4,803)
Prepaid income taxes	2,420	969
Deposits and other noncurrent assets	(877)	(1,176)
Accounts payable	(10,721)	12,911
Accrued and other current liabilities	(18,354)	3,126
Operating lease liabilities	(10,035)	(15,840)
Other noncurrent liabilities	121	(165)
Deferred compensation	(283)	(215)
Due to related parties	(504)	(810)
Income taxes payable	116	3,325
Net cash (used in) provided by operating activities	(18,015)	27,624
INVESTING ACTIVITIES
Purchases of property and equipment	(2,547)	(7,008)
Net cash used in investing activities	(2,547)	(7,008)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	50,490	62,780
Principal payments on revolving credit facility	(50,490)	(70,050)
Principal payments on term loan	(4,375)	(4,375)
Proceeds from issuances under share-based compensation plans	27	86
Withholding tax payments related to vesting of restricted stock units and awards and exercise of non qualified stock options	(326)	(300)
Net cash used in financing activities	(4,674)	(11,859)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	406	(27)
(Decrease) increase in cash, cash equivalents and restricted cash	(24,830)	8,730
Cash, cash equivalents and restricted cash at beginning of period	48,922	12,134
Cash, cash equivalents and restricted cash at end of period	$24,092	$20,864
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest related to the revolving credit facility and term loan	$7,763	$9,709
Cash paid during the period for income taxes	$69	$201
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued liabilities	$1,521	$1,927
The accompanying notes are an integral part of these condensed consolidated financial statements.
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 5

TORRID HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 6

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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 and each fiscal year is generally comprised of four 13-week quarters (although in years with 53 weeks, the fourth quarter is comprised of 14 weeks). Fiscal years 2025 and 2024 are 52-week years. Fiscal years are identified according to the calendar year in which they begin. For example, references to “fiscal year 2025” or similar references refer to the fiscal year ending January 31, 2026. References to the first quarter of fiscal years 2025 and 2024 and to the three-month periods ended May 3, 2025 and May 4, 2024, respectively, refer to the 13-week periods then ended.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three-month periods ended May 3, 2025 and May 4, 2024 are not necessarily indicative of the results that may be expected for any future interim periods, the fiscal year ending January 31, 2026, or for any future fiscal year.
The condensed consolidated balance sheet information at February 1, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (the “2024 Form 10-K”). The unaudited condensed consolidated financial statements include Torrid and those of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Description of Business
We are a direct-to-consumer brand of apparel, intimates and accessories in North America aimed at fashionable women who are curvy and wear sizes 10 to 30. We generate revenues primarily through our e-Commerce platform www.torrid.com and our stores in the United States of America, Puerto Rico and Canada.
Use of Estimates
The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to merchandise returns, the value of future loyalty program award redemptions, net realizable value of our inventory, share-based compensation, and incremental borrowing rate and probability assessments of exercising renewal options on leases. We base our estimates on the best information available at the time, our experiences, and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 7

Significant Accounting Policies
A description of our significant accounting policies is included in the audited consolidated financial statements in our 2024 Form 10-K. No changes to significant accounting policies have occurred since February 1, 2025.
Inventory
Our inventory is comprised solely of finished goods.
Note 2. Accounting Standards
Recently Adopted Accounting Standards During the Three-Month Period Ended May 3, 2025
We did not adopt any new accounting standards during the three-month period ended May 3, 2025.
Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 will be effective for us for the fiscal year ended January 31, 2026. This guidance will be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the impact of the standard on our financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”), which clarified the effective date of ASU 2024-03. ASU 2024-03 is intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. ASU 2024-03 will be effective for the annual period beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with the option to early adopt at any time prior to the effective date and should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of the standard on our financial statements and disclosures.
We have considered all other recent accounting pronouncements and have concluded that there are no other recent accounting pronouncements not yet adopted that are applicable to us, based on current information.
Note 3. Property and Equipment
Property and equipment are summarized as follows (in thousands):

	May 3, 2025	February 1, 2025
Property and equipment, at cost
Leasehold improvements	$188,432	$187,792
Furniture, fixtures and equipment	121,196	118,901
Software and licenses	15,226	15,099
Construction-in-progress	1,180	1,438
	326,034	323,230
Less: Accumulated depreciation and amortization	(254,513)	(245,561)
Property and equipment, net	$71,521	$77,669
We recorded depreciation expense related to our property and equipment in the amounts of $9.4 million and $9.3 million during the three-month periods ended May 3, 2025 and May 4, 2024, respectively.
We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. During the three-month periods ended May 3, 2025 and May 4, 2024, we did not recognize any impairment charges.
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 8

Note 4. Revenue Recognition
Our revenue, disaggregated by product category, consists of the following (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Apparel	$239,787	$252,630
Non-apparel	18,253	20,286
Other	7,925	6,855
Total net sales	$265,965	$279,771
Amounts within Apparel include revenues earned from the sale of tops, bottoms, dresses, intimates, sleep wear, swim wear and outerwear. Amounts within Non-apparel include revenues earned from the sale of accessories, footwear and beauty. Amounts within Other primarily represent royalties, profit-sharing and marketing and promotional funds received from the use of private label credit cards (“PLCC Funds”).
We recognize a contract liability when we receive consideration from a customer before our performance obligations under the terms of a contract or an implied arrangement with the customer are satisfied. The opening and closing balances of our contract liabilities are as follows (in thousands):

	May 3, 2025	February 1, 2025
Accrued loyalty program(1)	$12,666	$10,887
Gift cards(1)	$12,181	$13,676
Deferred revenue(2)	$3,528	$2,777
Deferred PLCC Funds(3)	$3,333	$3,458

(1)Amounts are included within accrued and other current liabilities in the condensed consolidated balance sheets.
(2)Amount as of May 3, 2025 consists of $3.2 million within accrued and other current liabilities and $0.3 million within other noncurrent liabilities in the condensed consolidated balance sheet. Amount as of February 1, 2025 is included within accrued and other current liabilities in the condensed consolidated balance sheet.
(3)Amount as of May 3, 2025 consists of $0.5 million within accrued and other current liabilities and $2.8 million within other noncurrent liabilities in the condensed consolidated balance sheet. Amount as of February 1, 2025 consists of $0.5 million within accrued and other current liabilities and $3.0 million within other noncurrent liabilities in the condensed consolidated balance sheet.
During the three-month period ended May 3, 2025, we recognized revenue of approximately $6.2 million, $3.2 million, $2.8 million and $0.1 million related to our accrued loyalty program, gift cards, deferred revenue and deferred PLCC Funds, respectively, that existed at the beginning of fiscal year 2025. During the three-month period ended May 4, 2024, we recognized revenue of approximately $7.5 million, $3.0 million, $1.9 million and $0.1 million related to our accrued loyalty program, gift cards, deferred revenue and deferred PLCC Funds, respectively, that existed at the beginning of fiscal year 2024.
During the three-month periods ended May 3, 2025 and May 4, 2024, we recorded $1.8 million as a reduction to net sales and $0.6 million as a benefit to net sales, respectively, to reflect the estimated value of future award redemptions under our loyalty program.
Note 5. Related Party Transactions
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
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 9

During each of the three-month periods ended May 3, 2025 and May 4, 2024, Hot Topic charged us $0.5 million for various services under the applicable service agreements, all of which were recorded as components of selling, general and administrative expenses. As of the end of the first quarter of fiscal year 2025 and the end of fiscal year 2024, we owed $0.6 million to Hot Topic for these services which is included in due to related parties in our condensed consolidated balance sheets.
On August 1, 2019, we entered into a services agreement with Hot Topic, which was subsequently amended on July 31, 2022, September 30, 2022, December 1, 2022, January 1, 2024, and May 30, 2024 (“Amended Reverse Services Agreement”). Under the Amended Reverse Services Agreement, Torrid provides Hot Topic with certain information technology services for a fixed fee. The May 30, 2024 amendment solely amends certain pricing information. The term of the Amended Reverse Services Agreement ends on October 25, 2025, unless it is terminated by us or Hot Topic or we mutually agree, in writing, to extend the term.
During the three-month periods ended May 3, 2025 and May 4, 2024, we charged Hot Topic $0.1 million and $0.3 million, respectively, for these services. As of the end of the first quarter of fiscal year 2025 and the end of fiscal year 2024, Hot Topic owed us $0.1 million for these services.
Hot Topic incurs certain direct expenses on our behalf, such as payments to our non-merchandise vendors and each month, we pay Hot Topic for these pass-through expenses. As of the end of the first quarter of fiscal year 2025, the net amount we owed Hot Topic for these expenses was $0.1 million, which is included in due to related parties in our condensed consolidated balance sheet. As of the end of fiscal year 2024, the net amount we owed Hot Topic for these expenses was not material.
Sponsor Advisory Services Agreement
On May 1, 2015, we entered into an advisory services agreement with Sycamore, pursuant to which Sycamore agreed to provide strategic planning and other related services to us. We are obligated to reimburse Sycamore for its expenses incurred in connection with providing such advisory services to us. As of the end of the first quarter of fiscal year 2025 and as of the end of fiscal year 2024, there were no amounts due, and during the three-month periods ended May 3, 2025 and May 4, 2024, no amounts were paid under this agreement.
From time to time, we reimburse Sycamore for certain management expenses it pays on our behalf. During the three-month periods ended May 3, 2025 and May 4, 2024, the amounts paid to Sycamore for these expenses were not material. As of the end of the first quarter of fiscal year 2025 and as of the end of fiscal year 2024, there was no amount due.
Other Related Party Transactions
MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During the three-month periods ended May 3, 2025 and May 4, 2024, cost of goods sold included $8.0 million and $12.0 million, respectively, related to the sale of merchandise purchased from this supplier. As of the end of the first quarter of fiscal year 2025 and as of the end of fiscal year 2024, the net amounts we owed MGF Sourcing US, LLC for these purchases were $7.3 million and $7.9 million, respectively. This liability is included in due to related parties in our condensed consolidated balance sheets.
HU Merchandising, LLC, a subsidiary of Hot Topic, is one of our suppliers. During the three-month period ended May 3, 2025, cost of goods sold related to the sale of merchandise purchased from this supplier was nominal, and during the three-month period ended May 4, 2024, cost of goods included $0.2 million related to the sale of merchandise purchased from this supplier. As of the end of the first quarter of fiscal year 2025 and the end of fiscal year 2024, there was no amount due to HU Merchandising, LLC.
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 10

Note 6. Debt
Our noncurrent debt consists of the following (in thousands):

	May 3, 2025	February 1, 2025
ABL Facility (as defined below), due June 14, 2026	$—	$—
Amended Term Loan Credit Agreement (as defined below), due June 14, 2028	288,750	293,125
Noncurrent debt, gross	288,750	293,125
Less: unamortized original issue discount and debt financing costs	(4,233)	(4,572)
	284,517	288,553
Less: current portion of term loan	(16,144)	(16,144)
Noncurrent debt, net	$268,373	$272,409
Senior Secured Asset-Based Revolving Credit Facility, as amended (“ABL Facility”)
As of May 3, 2025 and February 1, 2025, the applicable per annum interest rate for borrowings under the ABL Facility was approximately 8%.
As of May 3, 2025, the maximum restricted payment utilizing the ABL Facility that our subsidiaries could make from its net assets was $109.4 million.
As of May 3, 2025, availability under the ABL Facility was $117.3 million, which reflects no borrowings, net of standby letters of credit issued and outstanding of $11.4 million.
During each of the three-month periods ended May 3, 2025 and May 4, 2024, amortization of financing costs for the ABL Facility was not material. During the three-month periods ended May 3, 2025 and May 4, 2024, interest expense was $0.2 million and $0.3 million, respectively.
As of May 3, 2025, we were compliant with our covenants under the ABL Facility.
Amended Term Loan Credit Agreement, as amended (the “Amended Term Loan Credit Agreement”)
As of May 3, 2025 and February 1, 2025, the elected interest rate was approximately 10%.
During the three-month periods ended May 3, 2025 and May 4, 2024, we recognized $7.5 million and $8.7 million, respectively, of interest expense related to the Amended Term Loan Credit Agreement. During each of the three-month periods ended May 3, 2025 and May 4, 2024, amortization of original issue discount and financing costs related to the Amended Term Loan Credit Agreement was $0.3 million.
As of May 3, 2025, we were compliant with our covenants under the Amended Term Loan Credit Agreement.
Note 7. Leases
Our lease costs consist of the following (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Fixed operating lease cost	$12,418	$13,144
Short-term lease cost	22	38
Variable lease cost	5,665	5,598
Total lease cost	$18,105	$18,780
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 11

Note 8. Income Taxes
Effective Tax Rate
During the three-month periods ended May 3, 2025 and May 4, 2024, the provision for income taxes were $2.6 million and $4.5 million, respectively. The effective tax rates for the three-month periods ended May 3, 2025 and May 4, 2024 were 30.7% and 26.9%, respectively. The increase in the effective tax rate for the three-month period ended May 3, 2025 as compared to the three-month period ended May 4, 2024 was primarily due to an increase in the amount of non-deductible compensation for covered employees and a decrease in income before provision for income taxes for the three months ended May 3, 2025.
Note 9. Commitments and Contingencies
Litigation
In April 2024, a class action complaint was filed in the United States District Court for the Central District of California captioned Crystal Jillson and Carmen Perez v. Torrid LLC. The complaint alleges misleading and unlawful pricing, sales, and discounting practices on our website under multiple legal theories including violation of California’s Unfair Competition Law, California False Advertising Law and California Consumer Legal Remedies Act. In May 2025, we entered into a proposed settlement agreement to resolve this matter. The proposed settlement agreement is subject to approval by the court. Accrued legal of $4.0 million, which comprises the estimated probable loss for this case and other unrelated legal costs, is included in accrued and other current liabilities in our condensed consolidated balance sheet as of May 3, 2025.
In October 2024, we were notified by a third-party vendor that it had observed a potentially unauthorized access to our data stored in a data warehouse. We have been named as a defendant in six pending class action lawsuits alleging that we failed to employ adequate security measures to protect the data stored in the data warehouse. On February 25, 2025, the United States District Court of the Central District of California granted a motion to consolidate the six lawsuits, and plaintiffs filed a single consolidated class action complaint on April 28, 2025. We intend to vigorously defend ourselves in this matter. We are currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.
In February 2025, a class action complaint was filed in the Superior Court of the State of California captioned Leslie Cruz v. Torrid LLC. The complaint alleges terms on our website violate California’s Yelp Law which makes it unlawful for contracts or proposed contracts for goods or services to include provisions waiving a consumer’s right to make statements concerning the goods or services and threatening to enforce such provisions. In May 2025, the complaint was amended to also allege misleading and unlawful pricing, sales and discounting practices on our website under multiple legal theories including violation of California’s Unfair Competition Law, California False Advertising Law, California Legal Remedies Act, and Federal Trade Commission Act. We intend to vigorously defend ourselves against the complaint. We are currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.
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
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 12

Note 10. Earnings Per Share
The following table provides the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Three Months Ended
	May 3, 2025	May 4, 2024
Net income—basic and diluted	$5,940	$12,172

Weighted-average number of shares—basic	104,915	104,268

Weighted-average number of shares—basic	104,915	104,268
Effect of dilutive performance stock units and restricted stock units	813	933
Effect of dilutive options	313	46
Weighted-average number of shares—diluted	106,041	105,247

Net earnings per share:
Basic	$0.06	$0.12
Diluted	$0.06	$0.12
The following table presents potentially dilutive securities excluded from the computation of diluted earnings per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Restricted stock awards, restricted stock units and performance stock units	26	288
Stock options	1,758	2,192
Total	1,784	2,480
Note 11. Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

	May 3, 2025	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$3,396	$3,396	$—	$—
Total assets	$3,396	$3,396	$—	$—
Liabilities:
Deferred compensation plan liability (current)	$213	$—	$213	$—
Deferred compensation plan liability (noncurrent)	3,630	—	3,630	—
Total liabilities	$3,843	$—	$3,843	$—
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 13

	February 1, 2025	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$31,727	$31,727	$—	$—
Total assets	$31,727	$31,727	$—	$—
Liabilities:
Deferred compensation plan liability (current)	$1,767	$—	$1,767	$—
Deferred compensation plan liability (noncurrent)	3,913	—	3,913	—
Total liabilities	$5,680	$—	$5,680	$—
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
The book value of cash, certain of our other current assets, accounts payable, and certain of our accrued expenses and other current liabilities approximate fair value because of the short maturity and high liquidity of these instruments.
As of May 3, 2025 and February 1, 2025, the fair value of the Amended Term Loan Credit Agreement was approximately $268.5 million and $274.1 million, respectively. The fair value of the Amended Term Loan Credit Agreement is determined using current applicable rates for similar instruments as of each balance sheet date, a Level 2 measurement.
The book value of the ABL Facility approximates fair value because of the variable interest rate of this facility, a Level 2 measurement.
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 14

Note 12. Segment Reporting
We have determined that we have one reportable segment, which includes the operation of our e-Commerce platform and stores. The single segment was identified based on how the Chief Operating Decision Maker ("CODM"), who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources based on consolidated net income. The following table presents information regularly provided to the CODM about our reportable segment (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Net sales	$265,965	$279,771
Less:
Cost of goods sold (A)	155,646	155,584
Selling, general and administrative expenses (B)	67,884	73,090
Depreciation and amortization (C)	9,394	9,259
Share-based compensation	1,469	1,658
Marketing expenses	15,359	12,812
Interest expense	8,161	9,377
Provision for income taxes	2,632	4,484
Interest income, net of other (income) expense	(706)	110
Other expenses (D)	186	1,225
Net income	$5,940	$12,172

(A)Cost of goods sold as provided to the CODM excludes depreciation and amortization and share-based compensation, which are presented separately.
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

Torrid Holdings Inc. | Q1 2025 Form 10-Q | 15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those described below and in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K and in our other filings with the SEC and public communications.
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

	Three Months Ended
	May 3, 2025	May 4, 2024
Number of stores (as of end of period)	632	658
Comparable sales(A)	(4)%	(9)%
Net income (in thousands)	$5,940	$12,172
Adjusted EBITDA(B) (in thousands)	$27,128	$38,227

(A)Comparable sales for the first quarter of fiscal year 2024 compares sales for the 13-week period ended May 4, 2024 with sales for the 13-week period ended May 6, 2023.
(B)Refer to “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.
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
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 16

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
•provision for income taxes;
•depreciation and amortization;
•share-based compensation;
•noncash deductions and charges; and
•other expenses.
Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and elsewhere in this Form 10-Q in the section titled “Risk Factors.”
Customer Acquisition and Retention. Our success is impacted not only by efficient and profitable customer acquisition, but also by our ability to retain customers and encourage repeat purchases. It is important to maintain reasonable costs for these marketing efforts relative to the net sales and profit we expect to derive from customers. Failure to effectively attract customers on a cost-efficient basis would adversely impact our profitability and operating results. Requirements for consumer disclosures regarding privacy practices and application tracking transparency framework that requires opt-in consent for certain types of tracking has increased the difficulty and cost of acquiring and retaining customers. These changes may adversely affect our results of operations.
Customer Migration from Single to Omni-channel. We have a history of converting customers from single-channel customers to omni-channel customers, defined as active customers who shopped both online and in-store within the last 12 months. Customers that shop across multiple channels purchase from us more frequently and spend approximately 3.5 times more per year than our single-channel customer.
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 17

Overall Economic Trends. Our results of operations during any given period are often impacted by the overall economic conditions in the markets in which we operate. Consumer purchases of clothing generally remain constant or may increase during stable economic periods and decline during recessionary periods, inflationary periods and other periods when disposable income is adversely affected. Recent historic high rates of inflation have led to a softening of consumer demand. We have encountered inflation on our wages, transportation and product costs, and a material increase in these costs without any meaningful offsetting price increases may reduce our future profits. Government actions in various countries relating to tariffs, particularly countries in the East and Southeast Asia region, affect the cost of our merchandise. The degree of our exposure is dependent on (among other things) the countries in which the merchandise is manufactured, rates imposed, and timing of the tariffs. Higher tariffs may adversely impact our results.
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
Seasonality. While seasonality frequently impacts businesses in the retail sector, our business is generally not seasonal. Accordingly, our net sales do not fluctuate as significantly as those of other brands and retailers from quarter to quarter and any modest seasonal effect does not significantly change the underlying trends in our business. Additionally, we do not generate an outsized share of our net sales or Adjusted EBITDA during the holiday season. Typically, our Adjusted EBITDA generation is strongest in the first half of the year as we benefit from more favorable product margins, lower advertising and lower shipping expenses relative to the second half of the year. The lack of net sales seasonality provides structural cost advantages relative to peers, including reduced staffing cyclicality and seasonal distribution capacity needs.
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
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 18

Components of Our Results of Operations
Net Sales. Net sales reflects our revenues from the sale of our merchandise, shipping and handling revenue received from e-Commerce sales, royalties, profit-sharing and marketing and promotional funds from the use of private label credit cards (“PLCC Funds”), and gift card breakage income, less returns, discounts and loyalty points/awards. Revenue from our stores is recognized at the time of sale and revenue from our e-Commerce channel is recognized upon shipment of the merchandise to the customer; except in cases where the merchandise is shipped to a store and revenue is recognized when the customer retrieves the merchandise from the store. Net sales are impacted by the size of our active customer base, product assortment and availability, marketing and promotional activities and the spending habits of our customers. Net sales are also impacted by the migration of single-channel customers (i.e., customers shopping only in-store or online) to omni-channel customers (i.e., customers shopping both in-store and online), who on average spend significantly more than single-channel customers in a given year.
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
Interest Expense. Interest expense consists primarily of interest expense and other fees associated with our ABL Facility (as defined below) and Amended Term Loan Credit Agreement (as defined below).
Provision for Income Taxes. Our provision for income taxes consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions and uncertain tax positions.
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 19

Results of Operations
Three Months Ended May 3, 2025 Compared to Three Months Ended May 4, 2024
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Three Months Ended May 3, 2025	% of Net Sales	Three Months Ended May 4, 2024	% of Net Sales
Net sales	$265,965	100.0%	$279,771	100.0%
Cost of goods sold	164,563	61.9%	164,350	58.7%
Gross profit	101,402	38.1%	115,421	41.3%
Selling, general and administrative expenses	70,016	26.3%	76,466	27.3%
Marketing expenses	15,359	5.8%	12,812	4.6%
Income from operations	16,027	6.0%	26,143	9.3%
Interest expense	8,161	3.1%	9,377	3.4%
Interest income, net of other (income) expense	(706)	(0.3)%	110	0.0%
Income before provision for income taxes	8,572	3.2%	16,656	6.0%
Provision for income taxes	2,632	1.0%	4,484	1.6%
Net income	$5,940	2.2%	$12,172	4.4%
The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Net income	$5,940	$12,172
Interest expense	8,161	9,377
Interest income, net of other (income) expense	(706)	110
Provision for income taxes	2,632	4,484
Depreciation and amortization(A)	9,394	9,259
Share-based compensation(B)	1,469	1,658
Noncash deductions and charges(C)	52	(58)
Other expenses(D)	186	1,225
Adjusted EBITDA	$27,128	$38,227

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)During the three months ended May 3, 2025 and May 4, 2024, share-based compensation includes $0.2 million and $0.4 million, respectively, for awards that will be settled in cash as they are accounted for similar to awards settled in shares in accordance with ASC 718, Compensation—Stock Compensation.
(C)Noncash deductions and charges includes noncash losses on property and equipment disposals and the net impact of noncash rent expense.
(D)Other expenses include severance costs for certain key management positions, certain transaction and litigation fees, and the reimbursement of certain management expenses, primarily for travel, incurred by Sycamore on our behalf, which are not considered to be part of our core business.
Net Sales
Net sales decreased $13.8 million, or 4.9%, to $266.0 million for the three months ended May 3, 2025, from $279.8 million for the three months ended May 4, 2024. This decrease was primarily driven by decreases in sales transactions and sales transaction values. The total number of stores we operate decreased by 26 stores, or 4.0%, to 632 stores as of May 3, 2025, from 658 stores as of May 4, 2024.
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 20

Gross Profit
Gross profit for the three months ended May 3, 2025 decreased $14.0 million, or 12.1%, to $101.4 million, from $115.4 million for the three months ended May 4, 2024. Gross profit as a percentage of net sales decreased 3.2% to 38.1% for the three months ended May 3, 2025 from 41.3% for the three months ended May 4, 2024. The decrease in both gross profit and gross profit as a percentage of net sales was primarily driven by a decrease in net sales and an increase in merchandising payroll costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended May 3, 2025 decreased $6.5 million, or 8.4%, to $70.0 million, from $76.5 million for the three months ended May 4, 2024. The decrease was primarily due to a $2.5 million decrease in store and e-Commerce payroll costs, a $1.4 million decrease in headquarters general and administrative expenses, a $1.2 million decrease in other store operating costs, and a $0.8 million decrease in performance bonuses. Selling, general and administrative expenses as a percentage of net sales decreased 1.0% to 26.3% for the three months ended May 3, 2025 from 27.3% for the three months ended May 4, 2024. The decrease was primarily driven by decreased store and e-Commerce payroll costs, headquarters general and administrative expenses, other store operating costs, and performance bonuses.
Marketing Expenses
Marketing expenses for the three months ended May 3, 2025 increased $2.5 million, or 19.9%, to $15.4 million, from $12.8 million for the three months ended May 4, 2024. Marketing expenses as a percentage of net sales increased 1.2% to 5.8% during the three months ended May 3, 2025 from 4.6% during the three months ended May 4, 2024. The increase in both marketing expenses and marketing expenses as a percentage of net sales was due to increased social media spend, retargeting, and photographic production.
Interest Expense
Interest expense was $8.2 million for the three months ended May 3, 2025, compared to $9.4 million for the three months ended May 4, 2024. The decrease was primarily due to a lower balance on the Amended Term Loan Credit Agreement resulting from principal payments.
Provision for Income Taxes
The provision for income taxes were $2.6 million and $4.5 million for the three months ended May 3, 2025 and May 4, 2024, respectively. Our effective tax rate was 30.7% for the three months ended May 3, 2025 and 26.9% for the three months ended May 4, 2024. The increase in the effective tax rate for the three months ended May 3, 2025 as compared to the three months ended May 4, 2024 was primarily due to an increase in the amount of non-deductible compensation for covered employees and a decrease in income before provision for income taxes for the three months ended May 3, 2025.
Liquidity and Capital Resources
Cash Sources
Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our ABL Facility.
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 21

As of May 3, 2025, we had $23.7 million in cash and cash equivalents and $284.5 million of outstanding indebtedness, net of unamortized original issue discount and financing costs, consisting of term loans under the Amended Term Loan Credit Agreement, which is accruing interest at an underlying variable rate of 10%. As of May 3, 2025, we had access to $117.3 million in additional liquidity from our ABL Facility, net of outstanding letters of credit.
ABL Facility
In May 2015, we entered into a credit agreement for a senior secured asset-based revolving credit facility (as amended and restated in October 2017 and as amended in June 2019, September 2019, June 2021, and April 2023) with Bank of America, N.A., as agent, and the lenders party thereto (the “ABL Facility”). Under the ABL Facility, the aggregate commitments available are $150.0 million (subject to a borrowing base) and we have the right to request additional commitments up to $50.0 million plus the aggregate principal amount of any permanent principal reductions we may take (subject to customary conditions precedent). The principal amount of the outstanding loans is due and payable on June 14, 2026.
The ABL Facility requires us to maintain a fixed charge coverage ratio (as defined by the ABL Facility) of at least 1.00 to 1.00 if we fail to maintain certain specified availability (as defined by the ABL Facility). The ABL Facility contains a number of other covenants that, among other things and subject to certain exceptions, will restrict our ability and the ability of our subsidiaries to: incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or our other indebtedness; make investments, loans and acquisitions; engage in transactions with our affiliates; sell assets, including capital stock of our subsidiaries; alter the business we conduct; consolidate or merge; and incur liens.
As of May 3, 2025, we were compliant with our covenants under the ABL Facility.
Amended Term Loan Credit Agreement
In June 2021, we entered into a term loan credit agreement (as amended in May 2023) with Bank of America, N.A., as agent, and the lenders party thereto (the “Amended Term Loan Credit Agreement”). The Amended Term Loan Credit Agreement provides for term loans in an initial aggregate amount of $350.0 million and has a maturity date of June 14, 2028. The Amended Term Loan Credit Agreement is subject to fixed mandatory quarterly principal amortization payments until the maturity date of approximately $4.4 million.
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
As of May 3, 2025, we were compliant with our covenants under the Amended Term Loan Credit Agreement.
Cash Uses
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
Outside of any routine transactions made in the ordinary course of business, there have been no significant changes to our material cash requirements as disclosed in our 2024 Form 10-K.
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 22

Cash Flow Analysis
A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Net cash (used in) provided by operating activities	$(18,015)	$27,624
Net cash used in investing activities	$(2,547)	$(7,008)
Net cash used in financing activities	$(4,674)	$(11,859)
Net Cash Used In/Provided By Operating Activities
Operating activities consist primarily of net income adjusted for noncash items, including depreciation and amortization and share-based compensation, the effect of working capital changes and taxes paid.
Net cash used in operating activities during the three months ended May 3, 2025 was $18.0 million compared to net cash provided by operating activities of $27.6 million during the three months ended May 4, 2024. The decrease in cash provided by operating activities during the three months ended May 3, 2025 was primarily as a result of decreases in accounts payable and accrued expenses and other current liabilities.
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
Net cash flows used in investing activities during the three months ended May 3, 2025 was $2.5 million, compared to $7.0 million during the three months ended May 4, 2024. The decrease in cash used in investing activities was primarily a result of a decrease in capital expenditures due to fewer new store openings during the three months ended May 3, 2025, compared to the three months ended May 4, 2024.
Net Cash Used In Financing Activities
Financing activities consist primarily of (i) borrowings and repayments related to our ABL Facility, (ii) borrowings and repayments related to the Amended Term Loan Credit Agreement and (iii) repurchases and retirement of our common stock.
Net cash used in financing activities during the three months ended May 3, 2025 was $4.7 million compared to $11.9 million during the three months ended May 4, 2024. The decrease in net cash used in financing activities is due to a decrease in net repayments related to the ABL Facility.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as discussed in our 2024 Form 10-K.
Recently Issued Accounting Pronouncements
Refer to “Note 2—Accounting Standards” in our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for information regarding recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk profile disclosed in our 2024 Form 10-K has not materially changed as of May 3, 2025.
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 23

Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We, under the supervision of and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 3, 2025, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 3, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 24

PART II — OTHER INFORMATION
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Insider Trading Arrangements and Policies.
During the fiscal quarter ended May 3, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 25

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Torrid Holdings Inc., dated July 6, 2021.	8-K	7/6/2021	3.1
3.2	Amended and Restated Bylaws of Torrid Holdings Inc.	10-K	3/28/2023	3.2
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

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files (formatted in Inline XBRL)
104*	Cover Page Interactive Data Files (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith
**	Furnished herewith
Torrid Holdings Inc. | Q1 2025 Form 10-Q | 26

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in City of Industry, California on June 9, 2025.

Torrid Holdings Inc.

By:	/s/ LISA HARPER
Name:	Lisa Harper
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ PAULA DEMPSEY
Name:	Paula Dempsey
Title:	Chief Financial Officer
(Principal Financial Officer)