Form 10-Q
period 2025-08-02
Torrid Holdings Inc.
filed 2025-09-11
CIK 1792781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of September 1, 2025, there were approximately 99,165,951 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2025 (the “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Form 10-Q are forward-looking statements. Forward-looking statements reflect our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology). For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•changes in consumer spending and general economic conditions;
•the negative impact on our revenue and profitability as a result of the imposition of new or increased duties or tariffs on goods from the countries where we manufacture our merchandise which, among other things, could limit our ability to manufacture products in cost-effective countries and require us to absorb costs or pass costs onto customers;
•the interruption of the flow of merchandise from international manufacturers;
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
•our growth strategy, including our retail store optimization strategy;
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
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the effect of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 filed with the Securities and Exchange Commission (“SEC”) on April 1, 2025 (the “2024 Form 10-K”) and in our other filings with the SEC and public communications. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.
We caution you that the important factors referenced above may not include all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the outcomes or affect us or our operations in the way we expect. The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except to the extent required by law.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 1

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	August 2, 2025	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$21,543	$48,523
Restricted cash	399	399
Inventory	130,235	148,493
Prepaid expenses and other current assets	25,765	24,507
Prepaid income taxes	11,144	4,244
Total current assets	189,086	226,166
Property and equipment, net	63,672	77,669
Operating lease right-of-use assets	119,097	140,651
Deposits and other noncurrent assets	20,333	18,935
Deferred tax assets	13,877	16,620
Intangible asset	8,400	8,400
Total assets	$414,465	$488,441
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$53,198	$72,378
Accrued and other current liabilities	108,898	125,743
Operating lease liabilities	33,497	40,505
Borrowings under credit facility	7,900	—
Current portion of term loan	16,144	16,144
Due to related parties	8,436	8,362
Income taxes payable	118	—
Total current liabilities	228,191	263,132
Noncurrent operating lease liabilities	113,675	134,481
Noncurrent debt, net	264,337	272,409
Deferred compensation	3,801	3,913
Other noncurrent liabilities	5,577	5,595
Total liabilities	615,581	679,530
Commitments and contingencies (Note 9)
Stockholders’ Deficit:
Preferred shares: $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at August 2, 2025 and February 1, 2025	—	—
Common shares: $0.01 par value; 1,000,000,000 shares authorized; 105,157,295 and 99,126,387 shares issued and outstanding, respectively, at August 2, 2025; 104,859,266 shares issued and outstanding at February 1, 2025	1,052	1,049
Additional paid-in capital	142,386	140,029
Accumulated deficit	(323,762)	(331,269)
Accumulated other comprehensive loss	(507)	(898)
Common shares in treasury, at cost: 6,030,908 shares at August 2, 2025; no shares at February 1, 2025	(20,285)	—
Total stockholders’ deficit	(201,116)	(191,089)
Total liabilities and stockholders’ deficit	$414,465	$488,441
The accompanying notes are an integral part of these condensed consolidated financial statements.
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 2

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$262,806	$284,638	$528,771	$564,409
Cost of goods sold	169,318	174,380	333,881	338,730
Gross profit	93,488	110,258	194,890	225,679
Selling, general and administrative expenses	70,511	76,838	140,527	153,304
Marketing expenses	12,817	13,007	28,176	25,819
Income from operations	10,160	20,413	26,187	46,556
Interest expense	8,119	9,142	16,280	18,519
Interest income, net of other (income) expense	(13)	(124)	(719)	(14)
Income before provision for income taxes	2,054	11,395	10,626	28,051
Provision for income taxes	487	3,067	3,119	7,551
Net income	$1,567	$8,328	$7,507	$20,500

Net earnings per share:
Basic	$0.02	$0.08	$0.07	$0.20
Diluted	$0.02	$0.08	$0.07	$0.19
Weighted average number of shares:
Basic	102,470	104,500	103,699	104,384
Diluted	102,746	106,074	104,400	105,728

Other comprehensive income (loss):
Foreign currency translation adjustment	16	(98)	391	(187)
Total other comprehensive income (loss)	16	(98)	391	(187)
Comprehensive income	$1,583	$8,230	$7,898	$20,313

The accompanying notes are an integral part of these condensed consolidated financial statements.
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 3

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands)

	Six Months Ended August 2, 2025
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares		Total Stockholders’ Deficit
	Shares	Amount				Shares	Amount
Balance at February 1, 2025	104,860	$1,049	$140,029	$(331,269)	$(898)	—	$—	$(191,089)
Net income	—	—	—	5,940	—	—	—	5,940
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	134	1	(321)	—	—	—	—	(320)
Issuance of common shares related to exercise of non qualified stock options	7	—	20	—	—	—	—	20
Share-based compensation	—	—	1,253	—	—	—	—	1,253
Other comprehensive income	—	—	—	—	375	—	—	375
Balance at May 3, 2025	105,001	1,050	140,981	(325,329)	(523)	—	—	(183,821)
Net income	—	—	—	1,567	—	—	—	1,567
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	87	1	(119)	—	—	—	—	(118)
Issuance of common stock related to employee stock purchase plan	69	1	172	—	—	—	—	173
Share-based compensation	—	—	1,352	—	—	—	—	1,352
Purchase of common stock, including excise tax	(6,031)	—	—	—	—	6,031	(20,285)	(20,285)
Other comprehensive income	—	—	—	—	16	—	—	16
Balance at August 2, 2025	99,126	$1,052	$142,386	$(323,762)	$(507)	6,031	$(20,285)	$(201,116)

Torrid Holdings Inc. | Q2 2025 Form 10-Q | 4

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (CONTINUED)
(UNAUDITED)
(In thousands)

	Six Months Ended August 3, 2024
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares		Total Stockholders’ Deficit
	Shares	Amount				Shares	Amount
Balance at February 3, 2024	104,205	$1,043	$135,140	$(347,587)	$(313)	—	—	$(211,717)
Net income	—	—	—	12,172	—	—	—	12,172
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	141	1	(297)	—	—	—	—	(296)
Share-based compensation	—	—	1,290	—	—	—	—	1,290
Other comprehensive loss	—	—	—	—	(89)	—	—	(89)
Balance at May 4, 2024	104,346	1,044	136,133	(335,415)	(402)	—	—	(198,640)
Net income	—	—	—	8,328	—	—	—	8,328
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	184	2	(125)	—	—	—	—	(123)
Issuance of common shares related to exercise of stock options	60	1	233	—	—	—	—	234
Issuance of common shares related to employee stock purchase plan	47	1	230	—	—	—	—	231
Share-based compensation	—	—	1,122	—	—	—	—	1,122
Other comprehensive loss	—	—	—	—	(98)	—	—	(98)
Balance at August 3, 2024	104,637	$1,048	$137,593	$(327,087)	$(500)	—	$—	$(188,946)
The accompanying notes are an integral part of these condensed consolidated financial statements.
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 5

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	August 2, 2025	August 3, 2024
OPERATING ACTIVITIES
Net income	$7,507	$20,500
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Write down of inventory	1,427	992
Operating right-of-use assets amortization	17,583	20,242
Depreciation and other amortization	19,584	18,940
Share-based compensation	2,840	3,846
Deferred taxes	2,743	—
Write off of excess operating lease liabilities against operating right-of-use-assets	(4,164)	(913)
Other	(799)	133
Changes in operating assets and liabilities:
Inventory	17,060	12,527
Prepaid expenses and other current assets	(1,258)	(8,066)
Prepaid income taxes	(6,900)	(1,573)
Deposits and other noncurrent assets	(1,045)	(2,225)
Accounts payable	(19,980)	23,081
Accrued and other current liabilities	(17,026)	10,509
Operating lease liabilities	(19,840)	(22,457)
Other noncurrent liabilities	(82)	(330)
Deferred compensation	(112)	(456)
Due to related parties	74	(4,354)
Income taxes payable	118	(1,949)
Net cash (used in) provided by operating activities	(2,270)	68,447
INVESTING ACTIVITIES
Purchases of property and equipment	(3,671)	(10,180)
Net cash used in investing activities	(3,671)	(10,180)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	171,650	62,780
Principal payments on revolving credit facility	(163,750)	(70,050)
Deferred financing costs paid for revolving credit facility	(375)	—
Principal payments on term loan	(8,750)	(8,750)
Proceeds from issuances under share-based compensation plans	199	523
Withholding tax payments related to vesting of restricted stock units and awards and exercise of non qualified stock options	(444)	(484)
Share repurchase, including excise tax paid	(20,000)	—
Net cash used in financing activities	(21,470)	(15,981)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	431	(81)
(Decrease) increase in cash, cash equivalents and restricted cash	(26,980)	42,205
Cash, cash equivalents and restricted cash at beginning of period	48,922	12,134
Cash, cash equivalents and restricted cash at end of period	$21,942	$54,339
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest related to the revolving credit facility and term loan	$17,680	$18,529
Cash paid during the period for income taxes	$7,135	$11,093
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued liabilities	$2,138	$1,115
Excise tax from share repurchase included in accounts payable and accrued liabilities	$200	$—
Cost of treasury shares included in accounts payable and accrued liabilities	$85	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 6

TORRID HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 7

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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 and each fiscal year is generally comprised of four 13-week quarters (although in years with 53 weeks, the fourth quarter is comprised of 14 weeks). Fiscal years 2025 and 2024 are 52-week years. Fiscal years are identified according to the calendar year in which they begin. For example, references to “fiscal year 2025” or similar references refer to the fiscal year ending January 31, 2026. References to the second quarter of fiscal years 2025 and 2024 and to the three- and six-month periods ended August 2, 2025 and August 3, 2024, respectively, refer to the 13- and 26-week periods then ended.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three- and six-month periods ended August 2, 2025 and August 3, 2024 are not necessarily indicative of the results that may be expected for any future interim periods, the fiscal year ending January 31, 2026, or for any future fiscal year.
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
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 8

Significant Accounting Policies
A description of our significant accounting policies is included in the audited consolidated financial statements in our 2024 Form 10-K. No changes to significant accounting policies have occurred since February 1, 2025, with the exception of treasury stock.
Treasury Stock
We record our purchases of treasury stock at cost as a separate component of stockholders’ deficit in the consolidated financial statements. Upon retirement of treasury stock, we allocate the excess of the purchase price over par value directly as a reduction of retained earnings or additional paid-in capital to the extent we have an accumulated deficit. Shares retired become part of the pool of authorized but unissued shares. The cost basis of treasury stock includes excise tax on an as-incurred basis on share repurchases initiated on and after January 1, 2023 and any outstanding balance of excise tax is included in accrued and other current liabilities on the condensed consolidated balance sheets.
Inventory
Our inventory is comprised solely of finished goods.
Reclassification
Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to be consistent with the current period presentation. This reclassification had no impact on our financial condition, results of operations, or net cash flows.
Note 2. Accounting Standards
Recently Adopted Accounting Standards During the Three- and Six-Month Periods Ended August 2, 2025
We did not adopt any new accounting standards during the three- and six-month periods ended August 2, 2025.
Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 will be effective for us for the fiscal year ended January 31, 2026. This guidance may be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the impact of the standard on our financial statements and disclosures.
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
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 9

Note 3. Property and Equipment
Property and equipment are summarized as follows (in thousands):

	August 2, 2025	February 1, 2025
Property and equipment, at cost
Leasehold improvements	$173,759	$187,792
Furniture, fixtures and equipment	115,396	118,901
Software and licenses	15,590	15,099
Construction-in-progress	1,180	1,438
	305,925	323,230
Less: accumulated depreciation and amortization	(242,253)	(245,561)
Property and equipment, net	$63,672	$77,669
We recorded depreciation expense related to our property and equipment in the amounts of $9.4 million and $18.8 million during the three- and six-month periods ended August 2, 2025, respectively. We recorded depreciation expense related to our property and equipment in the amounts of $8.9 million and $18.2 million during the three- and six-month periods ended August 3, 2024, respectively.
We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. During the three- and six-month periods ended August 2, 2025 and August 3, 2024, we did not recognize any impairment charges.
Note 4. Revenue Recognition
Our revenue, disaggregated by product category, consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Apparel	$241,411	$259,782	$481,198	$512,515
Non-apparel	13,457	17,536	31,710	37,828
Other	7,938	7,320	15,863	14,066
Total net sales	$262,806	$284,638	$528,771	$564,409
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
We recognize a contract liability when we receive consideration from a customer before our performance obligations under the terms of a contract or an implied arrangement with the customer are satisfied. The opening and closing balances of our contract liabilities are as follows (in thousands):

	August 2, 2025	February 1, 2025
Accrued loyalty program(1)	$10,610	$10,887
Gift cards(1)	$11,590	$13,676
Deferred revenue(2)	$3,374	$2,777
Deferred PLCC Funds(3)	$3,208	$3,458

(1)Amounts are included within accrued and other current liabilities in the condensed consolidated balance sheets.
(2)Amount as of August 2, 2025 consists of $3.1 million within accrued and other current liabilities and $0.3 million within other noncurrent liabilities in the condensed consolidated balance sheet. Amount as of February 1, 2025 is included within accrued and other current liabilities in the condensed consolidated balance sheet.
(3)Amount as of August 2, 2025 consists of $0.5 million within accrued and other current liabilities and $2.7 million within other noncurrent liabilities in the condensed consolidated balance sheet. Amount as of February 1, 2025 consists of $0.5 million within accrued and other current liabilities and $3.0 million within other noncurrent liabilities in the condensed consolidated balance sheet.
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 10

During the three-month period ended August 2, 2025, we recognized revenue of approximately $1.3 million, $0.8 million and $0.2 million related to our accrued loyalty program, gift cards and deferred PLCC Funds, respectively, that existed at the beginning of fiscal year 2025. During the three-month period ended August 2, 2025, no amount was recognized related to our deferred revenue that existed at the beginning of fiscal year 2025. During the three-month period ended August 3, 2024, we recognized revenue of approximately $1.3 million, $4.9 million and $0.2 million related to our accrued loyalty program, gift cards and deferred PLCC Funds, respectively, that existed at the beginning of fiscal year 2024. During the three-month period ended August 3, 2024, no amount was recognized related to our deferred revenue that existed at the beginning of fiscal year 2024. During the six-month period ended August 2, 2025, we recognized revenue of approximately $7.5 million, $4.0 million, $2.8 million and $0.3 million related to our accrued loyalty program, gift cards, deferred revenue and deferred PLCC Funds, respectively, that existed at the beginning of fiscal year 2025. During the six-month period ended August 3, 2024, we recognized revenue of approximately $8.8 million, $7.9 million, $1.9 million and $0.3 million related to our accrued loyalty program, gift cards, deferred revenue and deferred PLCC Funds, respectively, that existed at the beginning of fiscal year 2024.
During the three- and six-month periods ended August 2, 2025, we recorded $2.1 million and $0.3 million, respectively, as a benefit to net sales to reflect the estimated value of future award redemptions under our loyalty program. During the three- and six-month periods ended August 3, 2024, we recorded $1.8 million and $1.2 million, respectively, as a reduction to net sales.
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
During the three- and six-month periods ended August 2, 2025, Hot Topic charged us $0.5 million and $1.0 million, respectively, for various services under the applicable service agreements, all of which were recorded as components of selling, general and administrative expenses. During the three- and six-month periods ended August 3, 2024, Hot Topic charged us $0.5 million and $1.0 million, respectively, for various services under the applicable service agreements, all of which were recorded as components of selling, general and administrative expenses. As of the end of the second quarter of fiscal year 2025 and the end of fiscal year 2024, we owed $0.5 million and $0.6 million, respectively, to Hot Topic for these services which is included in due to related parties in our condensed consolidated balance sheets.
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
During the three- and six-month periods ended August 2, 2025, we charged Hot Topic $0.1 million and $0.2 million, respectively, for these services, which were recorded as reductions of selling, general and administrative expenses. During the three- and six-month periods ended August 3, 2024, we charged Hot Topic $0.1 million and $0.4 million, respectively, for these services, which were recorded as reductions of selling, general and administrative expenses. As of the end of the second quarter of fiscal year 2025 and the end of fiscal year 2024, the net amount Hot Topic owed us was $0.1 million for these services.
Hot Topic incurs certain direct expenses on our behalf, such as payments to our non-merchandise vendors and each month, we pay Hot Topic for these pass-through expenses. As of the end of the second quarter of fiscal year 2025, the net amount we owed Hot Topic for these expenses was $0.1 million, which is included in due to related parties in our condensed consolidated balance sheet. As of the end of fiscal year 2024, the net amount we owed Hot Topic for these expenses was not material.
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 11

Sponsor Advisory Services Agreement
On May 1, 2015, we entered into an advisory services agreement with Sycamore, pursuant to which Sycamore agreed to provide strategic planning and other related services to us. We are obligated to reimburse Sycamore for its expenses incurred in connection with providing such advisory services to us. As of the end of the second quarter of fiscal year 2025 and as of the end of fiscal year 2024, there were no amounts due, and during the three- and six-month periods ended August 2, 2025 and August 3, 2024, no amounts were paid under this agreement.
From time to time, we reimburse Sycamore for certain management expenses it pays on our behalf. During the three- and six-month periods ended August 2, 2025 and August 3, 2024, the amounts paid to Sycamore for these expenses were not material. As of the end of the second quarter of fiscal year 2025 and as of the end of fiscal year 2024, there was no amount due.
Other Related Party Transactions
MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During the three- and six-month periods ended August 2, 2025, cost of goods sold included $8.8 million and $16.8 million, respectively, related to the sale of merchandise purchased from this supplier. During the three- and six-month periods ended August 3, 2024, cost of goods sold included $10.5 million and $22.5 million, respectively, related to the sale of merchandise purchased from this supplier. As of the end of the second quarter of fiscal year 2025 and as of the end of fiscal year 2024, the net amounts we owed MGF Sourcing US, LLC for these purchases were $8.0 million and $7.9 million, respectively. This liability is included in due to related parties in our condensed consolidated balance sheets.
HU Merchandising, LLC, a subsidiary of Hot Topic, is one of our suppliers. During the three- and six-month periods ended August 2, 2025, cost of goods sold related to the sale of merchandise purchased from this supplier was not material. During the three-month period ended August 3, 2024, cost of goods related to the sale of merchandise purchased from this supplier was not material, and during the six-month period ended August 3, 2024, cost of goods sold included $0.2 million related to the sale of merchandise purchased from this supplier. As of the end of the second quarter of fiscal year 2025 and the end of fiscal year 2024, there was no amount due to HU Merchandising, LLC.
Share Repurchase
On June 23, 2025, we entered into a stock repurchase agreement with Sycamore, whereby we agreed to purchase $20.0 million of shares of our common stock in a private transaction at a price per share equal to $3.32 (which was equal to the price paid by the underwriters, net of underwriting discounts and commissions, in Sycamore’s concurrent sale of shares of our common stock in a public offering). Accordingly, we repurchased 6,030,908 shares of common stock, which are being held as treasury stock.
Note 6. Debt
Our debt consists of the following (in thousands):

	August 2, 2025	February 1, 2025
Amended ABL Facility (as defined below), due earlier of (i) August 1, 2030 and (ii) the date that is 91 days prior to the maturity of any material indebtedness	$7,900	$—
Borrowings under credit facility	$7,900	$—

Amended Term Loan Credit Agreement (as defined below), due June 14, 2028	$284,375	$293,125
Less: unamortized original issue discount and debt financing costs	(3,894)	(4,572)
	280,481	288,553
Less: current portion of term loan	(16,144)	(16,144)
Noncurrent debt, net	$264,337	$272,409
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 12

Senior Secured Asset-Based Revolving Credit Facility, as amended
On August 1, 2025, we entered into the Fifth Amendment to Amended and Restated Credit Agreement (“Amendment No. 5”) with Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto, which amends the Amended and Restated Credit Agreement, dated as of October 23, 2017 (such agreement as amended from time to time prior to the effectiveness of Amendment No. 5, the “Existing ABL Facility” and as amended by Amendment No. 5, the “Amended ABL Facility”). Amendment No. 5 primarily extends the maturity date of the Existing ABL Facility from June 14, 2026 to the earlier of (i) August 1, 2030 and (ii) the date that is 91 days prior to the maturity of any material indebtedness (as defined in the Existing ABL Facility). The Amended Term Loan Credit Agreement constitutes material indebtedness. There were no other material changes to the other terms of the Existing ABL Facility. In connection with this amendment, we deferred an additional $0.4 million in financing costs.
As of August 2, 2025 and February 1, 2025, the applicable per annum interest rate for borrowings under the ABL Facility was approximately 8%.
As of August 2, 2025, the maximum restricted payment utilizing the Amended ABL Facility that our subsidiaries could make from its net assets was $93.1 million.
As of August 2, 2025, availability under the Amended ABL Facility was $90.2 million, which reflects $7.9 million borrowings, net of standby letters of credit issued and outstanding of $11.4 million.
During the three-month period ended August 2, 2025, amortization of financing costs for the Amended ABL Facility was $0.1 million. During the three-month period ended August 3, 2024, amortization of financing costs for the Amended ABL Facility was not material. During each of the six-month periods ended August 2, 2025 and August 3, 2024, amortization of financing costs for the Amended ABL Facility was $0.1 million. During the three- and six-month periods ended August 2, 2025, interest expense was $0.4 million and $0.6 million, respectively. During the three- and six-month periods ended August 3, 2024, interest expense was $0.2 million and $0.5 million, respectively.
As of August 2, 2025, we were compliant with our covenants under the Amended ABL Facility.
Amended Term Loan Credit Agreement, as amended (the “Amended Term Loan Credit Agreement”)
As of August 2, 2025 and February 1, 2025, the elected interest rate was approximately 10%.
During the three- and six-month periods ended August 2, 2025, we recognized $7.4 million and $14.9 million, respectively, of interest expense related to the Amended Term Loan Credit Agreement. During the three- and six-month periods ended August 3, 2024, we recognized $8.6 million and $17.3 million, respectively, of interest expense related to the Amended Term Loan Credit Agreement. During the three- and six-month periods ended August 2, 2025, amortization of original issue discount and financing costs related to the Amended Term Loan Credit Agreement was $0.3 million and $0.6 million, respectively. During the three- and six-month periods ended August 3, 2024, amortization of original issue discount and financing costs related to the Amended Term Loan Credit Agreement was $0.3 million and $0.6 million, respectively.
As of August 2, 2025, we were compliant with our covenants under the Amended Term Loan Credit Agreement.
Note 7. Leases
Our lease costs consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Fixed operating lease cost	$11,956	$12,663	$24,374	$25,808
Short-term lease cost	21	40	43	79
Variable lease cost	5,613	5,539	11,278	11,137
Total lease cost	$17,590	$18,242	$35,695	$37,024
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 13

Note 8. Income Taxes
Effective Tax Rate
During the three- and six-month periods ended August 2, 2025, the provision for income taxes was $0.5 million and $3.1 million, respectively. During the three- and six-month periods ended August 3, 2024, the provision for income taxes was $3.1 million and $7.6 million, respectively. The effective tax rates for the three- and six-month periods ended August 2, 2025 were 23.7% and 29.4%, respectively. The effective tax rate for each of the three- and six-month periods ended August 3, 2024 was 26.9%. The decrease in the effective tax rate for the three-month period ended August 2, 2025 as compared to the three-month period ended August 3, 2024 was primarily due to a decrease in the amount of non-deductible compensation for covered employees for the three months ended August 2, 2025. The increase in the effective tax rate for the six-month period ended August 2, 2025 as compared to the six-month period ended August 3, 2024 was primarily due to an increase in the amount of non-deductible compensation for covered employees and a decrease in income before provision for income taxes for the six months ended August 2, 2025.
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “Act”). The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses, the earliest of which are effective January 1, 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes have been reflected within the income tax provision for the three- and six-month periods ended August 2, 2025, as enactment occurred during the second quarter of fiscal year 2025.
The Act also includes certain changes to the U.S. taxation of foreign activity, including changes to foreign tax credits, Global Intangible Low-Taxed Income, Foreign-Derived Intangible Income, and the Base Erosion and Anti-Abuse Tax, among other changes. These changes are generally effective for tax years beginning after December 31, 2025. Due to the timing of enactment within our current period end, we have undergone efforts to reasonably estimate the impact of the Act to our condensed consolidated financial statements. The impact is not expected to be material for the current year income tax provision. We are awaiting guidance from the U.S. Department of the Treasury and will continue to evaluate the full impact of the Act.
Note 9. Commitments and Contingencies
Litigation
In April 2024, a class action complaint was filed in the United States District Court for the Central District of California captioned Crystal Jillson and Carmen Perez v. Torrid LLC. The complaint alleges misleading and unlawful pricing, sales, and discounting practices on our website under multiple legal theories including violation of California’s Unfair Competition Law, California False Advertising Law and California Consumer Legal Remedies Act. In May 2025, we entered into a proposed settlement agreement to resolve this matter. The proposed settlement agreement is subject to approval by the court. As of the end of the second quarter of fiscal year 2025 and the end of fiscal year 2024, we had $4.1 million and $4.7 million, respectively, in accrued legal which is comprised of the estimated probable loss for this case and other unrelated legal costs and is included in accrued and other current liabilities in our condensed consolidated balance sheets.
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
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 14

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
Note 10. Earnings Per Share
The following table provides the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net income—basic and diluted	$1,567	$8,328	$7,507	$20,500

Weighted-average number of shares—basic	102,470	104,500	103,699	104,384

Weighted-average number of shares—basic	102,470	104,500	103,699	104,384
Effect of dilutive performance stock units and restricted stock units	209	1,062	511	1,035
Effect of dilutive options	67	512	190	309
Weighted-average number of shares—diluted	102,746	106,074	104,400	105,728

Net earnings per share:
Basic	$0.02	$0.08	$0.07	$0.20
Diluted	$0.02	$0.08	$0.07	$0.19
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 15

The following table presents potentially dilutive securities excluded from the computation of diluted earnings per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Restricted stock awards, restricted stock units and performance stock units	708	31	312	51
Stock options	2,597	1,461	2,321	1,383
Total	3,305	1,492	2,633	1,434
Note 11. Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

	August 2, 2025	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$151	$151	$—	$—
Total assets	$151	$151	$—	$—
Liabilities:
Deferred compensation plan liability (current)	$224	$—	$224	$—
Deferred compensation plan liability (noncurrent)	3,801	—	3,801	—
Total liabilities	$4,025	$—	$4,025	$—

	February 1, 2025	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$31,727	$31,727	$—	$—
Total assets	$31,727	$31,727	$—	$—
Liabilities:
Deferred compensation plan liability (current)	$1,767	$—	$1,767	$—
Deferred compensation plan liability (noncurrent)	3,913	—	3,913	—
Total liabilities	$5,680	$—	$5,680	$—
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
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 16

As of August 2, 2025 and February 1, 2025, the fair value of the Amended Term Loan Credit Agreement was approximately $253.1 million and $274.1 million, respectively. The fair value of the Amended Term Loan Credit Agreement is determined using current applicable rates for similar instruments as of each balance sheet date, a Level 2 measurement.
The book value of the Amended ABL Facility approximates fair value because of the variable interest rate of this facility, a Level 2 measurement.
Note 12. Segment Reporting
We have determined that we have one reportable segment, which includes the operation of our e-Commerce platform and stores. The single segment was identified based on how the Chief Operating Decision Maker (“CODM”), who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources based on consolidated net income. As the CODM is not provided any asset information, we do not disclose the measure of segment assets. The following table presents information regularly provided to the CODM about our reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$262,806	$284,638	$528,771	$564,409
Less:
Cost of goods sold (A)	160,125	165,688	315,771	321,270
Selling, general and administrative expenses (B)	68,362	71,476	136,246	144,567
Depreciation and amortization (C)	9,430	8,922	18,824	18,181
Share-based compensation	1,371	2,188	2,840	3,846
Marketing expenses	12,817	13,007	28,176	25,819
Interest expense	8,119	9,142	16,280	18,519
Provision for income taxes	487	3,067	3,119	7,551
Interest income, net of other (income) expense	(13)	(124)	(719)	(14)
Other expenses (D)	541	2,944	727	4,170
Net income	$1,567	$8,328	$7,507	$20,500

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

Torrid Holdings Inc. | Q2 2025 Form 10-Q | 17

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
We have implemented a retail store optimization strategy to better align our distribution with the demands of our customers who have increasingly demonstrated a preference for our online experience. We believe this strategy will enhance our customer experience, significantly reduce our cost structure, and improve working capital and cash flow generation, allowing us to reinvest more aggressively in customer reactivation and acquisition initiatives to support long-term revenue growth. We closed 59 stores through the end of the second quarter of fiscal year 2025 and intend to accelerate our store closures throughout the remainder of fiscal year 2025 to target as many as 120 additional store closures. A majority of our store leases are up for renewal in fiscal year 2025.
Key Financial and Operating Metrics
We use the following metrics to assess the progress of our business, inform how we allocate our time and capital, and assess the near-term and longer-term performance of our business.

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Number of stores (as of end of period)			575	657
Comparable sales(A)	(7)%	(1)%	(5)%	(5)%
Net income (in thousands)	$1,567	$8,328	$7,507	$20,500
Adjusted EBITDA(B) (in thousands)	$21,525	$34,592	$48,653	$72,820

(A)Comparable sales for the three- and six-month periods ended August 3, 2024 compare sales for the 13- and 26-week periods ended August 3, 2024, respectively, with sales for the 13- and 26-week periods ended August 5, 2023.
(B)Refer to “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 18

Comparable Sales. We define comparable sales for any given period as the sales of our e-Commerce operations and stores that we have included in our comparable sales base during that period. We include a new store in our comparable sales base after it has been open for 15 full fiscal months. If a store is closed during a fiscal year, it is only included in the computation of comparable sales for the full fiscal months in which it was open. We also determine when certain store remodels and relocations are reintegrated into our comparable sales base. Comparable sales for the three- and six-month periods ended August 3, 2024 compare sales for the 13- and 26-week periods ended August 3, 2024, respectively, with sales for the 13- and 26-week periods ended August 5, 2023. Partial fiscal months are excluded from the computation of comparable sales. We apply current year foreign currency exchange rates to both current year and prior year comparable sales to remove the impact of foreign currency fluctuation and achieve a consistent basis for comparison. Comparable sales allow us to evaluate how our unified commerce business is performing exclusive of the effects of non-comparable sales and new store openings.
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
•provision for income taxes;
•depreciation and amortization;
•share-based compensation;
•noncash deductions and charges; and
•other expenses.
Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and elsewhere in this Form 10-Q and in the section titled “Risk Factors” in our 2024 Form 10-K.
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
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 19

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
Investments. We have invested significantly to strengthen our business, including augmenting leadership across our organization and enhancing our infrastructure and technology in order to realize growth. We anticipate that our operating expenses will grow as we continue to increase our spending on advertising and marketing and hire additional personnel primarily in marketing, product design and development, merchandising, technology, operations, customer service and general and administrative functions. We are strategically working to rebalance our store footprint, aiming for an optimal split among malls, outdoor centers and online. We will also continue to make investments to improve the customer experience both in-store and online. We believe that such investments will increase the number and loyalty of our customers and, as a result, yield positive financial performance in the long term.
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
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 20

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
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 21

Results of Operations
Three Months Ended August 2, 2025 Compared to Three Months Ended August 3, 2024
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	August 2, 2025	% of Net Sales	August 3, 2024	% of Net Sales
Net sales	$262,806	100.0%	$284,638	100.0%
Cost of goods sold	169,318	64.4	174,380	61.3
Gross profit	93,488	35.6	110,258	38.7
Selling, general and administrative expenses	70,511	26.8	76,838	27.0
Marketing expenses	12,817	4.9	13,007	4.6
Income from operations	10,160	3.9	20,413	7.1
Interest expense	8,119	3.1	9,142	3.2
Interest income, net of other (income) expense	(13)	0.0	(124)	0.0
Income before provision for income taxes	2,054	0.8	11,395	3.9
Provision for income taxes	487	0.2	3,067	1.0
Net income	$1,567	0.6%	$8,328	2.9%
The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	August 2, 2025	August 3, 2024
Net income	$1,567	$8,328
Interest expense	8,119	9,142
Interest income, net of other (income) expense	(13)	(124)
Provision for income taxes	487	3,067
Depreciation and amortization(A)	9,430	8,922
Share-based compensation(B)	1,371	2,188
Noncash deductions and charges(C)	23	125
Other expenses(D)	541	2,944
Adjusted EBITDA	$21,525	$34,592

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)Share-based compensation for awards that will be settled in cash was not material during the three months ended August 2, 2025 and $1.1 million during the three months ended August 3, 2024. These awards are accounted for similar to awards settled in shares in accordance with ASC 718, Compensation—Stock Compensation.
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
Net Sales
Net sales decreased $21.8 million, or 7.7%, to $262.8 million for the three months ended August 2, 2025, from $284.6 million for the three months ended August 3, 2024. This decrease was primarily driven by a decrease in sales transaction values. The total number of stores we operate decreased by 82 stores, or 12.5%, to 575 stores as of August 2, 2025, from 657 stores as of August 3, 2024.
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 22

Gross Profit
Gross profit for the three months ended August 2, 2025 decreased $16.8 million, or 15.2%, to $93.5 million, from $110.3 million for the three months ended August 3, 2024. Gross profit as a percentage of net sales decreased 3.1% to 35.6% for the three months ended August 2, 2025 from 38.7% for the three months ended August 3, 2024. The decrease in gross profit was primarily driven by a decrease in net sales. The decrease in gross profit as a percentage of net sales was primarily driven by a decrease in net sales, increased store depreciation and merchandising payroll costs, and the deleverage of store occupancy costs as a result of lower net sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended August 2, 2025 decreased $6.3 million, or 8.2%, to $70.5 million, from $76.8 million for the three months ended August 3, 2024. The decrease was primarily due to a $2.4 million decrease in store and e-Commerce payroll costs, a $2.2 million decrease in other store operating costs, a $0.8 million decrease in headquarters general and administrative expenses, and a $0.8 million decrease in share-based compensation. Selling, general and administrative expenses as a percentage of net sales decreased 0.2% to 26.8% for the three months ended August 2, 2025 from 27.0% for the three months ended August 3, 2024. The decrease was primarily driven by decreased other store operating costs and share-based compensation, partially offset by the deleverage of headquarters general and administrative expenses as a result of lower net sales.
Marketing Expenses
Marketing expenses for the three months ended August 2, 2025 decreased $0.2 million, or 1.5%, to $12.8 million, from $13.0 million for the three months ended August 3, 2024. Marketing expenses as a percentage of net sales increased 0.3% to 4.9% during the three months ended August 2, 2025 from 4.6% during the three months ended August 3, 2024. The decrease in marketing expenses was primarily driven by decreased spend on our model search campaign and SMS/affiliate marketing, partially offset by increased social media spend, retargeting, and photographic production. The increase in marketing expenses as a percentage of net sales was due to lower net sales.
Interest Expense
Interest expense was $8.1 million for the three months ended August 2, 2025, compared to $9.1 million for the three months ended August 3, 2024. The decrease was primarily due to a lower balance on the Amended Term Loan Credit Agreement resulting from principal payments.
Provision for Income Taxes
The provision for income taxes was $0.5 million and $3.1 million for the three months ended August 2, 2025 and August 3, 2024, respectively. Our effective tax rate was 23.7% for the three months ended August 2, 2025 and 26.9% for the three months ended August 3, 2024. The decrease in the effective tax rate for the three months ended August 2, 2025 as compared to the three months ended August 3, 2024 was primarily due to a decrease in the amount of non-deductible compensation for covered employees for the three months ended August 2, 2025.
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 23

Six Months Ended August 2, 2025 Compared to Six Months Ended August 3, 2024
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Six Months Ended
	August 2, 2025	% of Net Sales	August 3, 2024	% of Net Sales
Net sales	$528,771	100.0%	$564,409	100.0%
Cost of goods sold	333,881	63.1	338,730	60.0
Gross profit	194,890	36.9	225,679	40.0
Selling, general and administrative expenses	140,527	26.6	153,304	27.2
Marketing expenses	28,176	5.3	25,819	4.6
Income from operations	26,187	5.0	46,556	8.2
Interest expense	16,280	3.1	18,519	3.3
Interest income, net of other (income) expense	(719)	(0.1)	(14)	0.0
Income before provision for income taxes	10,626	2.0	28,051	4.9
Provision for income taxes	3,119	0.6	7,551	1.3
Net income	$7,507	1.4%	$20,500	3.6%
The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (in thousands):

	Six Months Ended
	August 2, 2025	August 3, 2024
Net income	$7,507	$20,500
Interest expense	16,280	18,519
Interest income, net of other (income) expense	(719)	(14)
Provision for income taxes	3,119	7,551
Depreciation and amortization(A)	18,824	18,181
Share-based compensation(B)	2,840	3,846
Noncash deductions and charges(C)	75	67
Other expenses(D)	727	4,170
Adjusted EBITDA	$48,653	$72,820

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)During the six months ended August 2, 2025 and August 3, 2024, share-based compensation includes $0.2 million and $1.4 million, respectively, for awards that will be settled in cash as they are accounted for similar to awards settled in shares in accordance with ASC 718, Compensation—Stock Compensation.
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
Net Sales
Net sales decreased $35.6 million, or 6.3%, to $528.8 million for the six months ended August 2, 2025, from $564.4 million for the six months ended August 3, 2024. This decrease was primarily driven by a decrease in sales transaction values. The total number of stores we operate decreased by 82 stores, or 12.5%, to 575 stores as of August 2, 2025, from 657 stores as of August 3, 2024.
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 24

Gross Profit
Gross profit for the six months ended August 2, 2025 decreased $30.8 million, or 13.6%, to $194.9 million, from $225.7 million for the six months ended August 3, 2024. Gross profit as a percentage of net sales decreased 3.1% to 36.9% for the six months ended August 2, 2025 from 40.0% for the six months ended August 3, 2024. The decrease in gross profit was primarily driven by a decrease in net sales. The decrease in gross profit as a percentage of net sales was primarily driven by a decrease in net sales, increased merchandising payroll costs and store depreciation, and the deleverage of store occupancy costs as a result of lower net sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended August 2, 2025 decreased $12.8 million, or 8.3%, to $140.5 million, from $153.3 million for the six months ended August 3, 2024. The decrease was primarily due to a $4.9 million decrease in store and e-Commerce payroll costs, a $3.3 million decrease in other store operating costs, a $2.2 million decrease in headquarters general and administrative expenses, a $1.0 million decrease in share-based compensation and a $0.8 million decrease in performance bonuses. Selling, general and administrative expenses as a percentage of net sales decreased 0.6% to 26.6% for the six months ended August 2, 2025 from 27.2% for the six months ended August 3, 2024. The decrease was primarily driven by decreased store and e-Commerce payroll costs, other store operating costs and share-based compensation, partially offset by the deleverage of headquarters general and administrative expenses as a result of lower net sales.
Marketing Expenses
Marketing expenses for the six months ended August 2, 2025 increased $2.4 million, or 9.1%, to $28.2 million, from $25.8 million for the six months ended August 3, 2024. Marketing expenses as a percentage of net sales increased 0.7% to 5.3% during the six months ended August 2, 2025 from 4.6% during the six months ended August 3, 2024. The increase in both marketing expenses and marketing expenses as a percentage of net sales was due to increased social media spend, retargeting, photographic production, and payroll expenses associated with our marketing team, partially offset by decreased spend in our model search campaign.
Interest Expense
Interest expense was $16.3 million for the six months ended August 2, 2025, compared to $18.5 million for the three months ended August 3, 2024. The decrease was primarily due to a lower balance on the Amended Term Loan Credit Agreement resulting from principal payments.
Provision for Income Taxes
The provision for income taxes was $3.1 million and $7.6 million for the six months ended August 2, 2025 and August 3, 2024, respectively. Our effective tax rate was 29.4% for the six months ended August 2, 2025 and 26.9% for the six months ended August 3, 2024. The increase in the effective tax rate for the six months ended August 2, 2025 as compared to the six months ended August 3, 2024 was primarily due to an increase in the amount of non-deductible compensation for covered employees and a decrease in income before provision for income taxes for the six months ended August 2, 2025.
Liquidity and Capital Resources
Cash Sources
Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our ABL Facility.
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 25

As of August 2, 2025, we had $21.5 million in cash and cash equivalents and $288.4 million of outstanding indebtedness, net of unamortized original issue discount and financing costs, of which $7.9 million consists of borrowings on our ABL Facility, which is accruing interest at an underlying variable rate of 8%, and $280.5 million consists of term loans under the Amended Term Loan Credit Agreement, which is accruing interest at an underlying variable rate of 10%. As of August 2, 2025, we had access to $90.2 million in additional liquidity from our ABL Facility, net of outstanding letters of credit.
ABL Facility
In May 2015, we entered into a credit agreement for a senior secured asset-based revolving credit facility (as amended and restated in October 2017 and as amended in June 2019, September 2019, June 2021, April 2023, and August 2025) with Bank of America, N.A., as agent, and the lenders party thereto (the “ABL Facility”). Under the ABL Facility, the aggregate commitments available are $150.0 million (subject to a borrowing base) and we have the right to request additional commitments up to $50.0 million plus the aggregate principal amount of any permanent principal reductions we may take (subject to customary conditions precedent). In August 2025, the maturity date of the principal amount of the outstanding loans was extended from June 14, 2026 to the earlier of (i) August 1, 2030 and (ii) the date that is 91 days prior to the maturity of any material indebtedness (as defined in the ABL Facility).
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
As of August 2, 2025, we were compliant with our covenants under the ABL Facility.
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
As of August 2, 2025, we were compliant with our covenants under the Amended Term Loan Credit Agreement.
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
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 26

Share Repurchase
On June 23, 2025, we entered into a stock repurchase agreement with Sycamore, whereby we agreed to purchase $20.0 million of shares of our common stock in a private transaction at a price per share equal to $3.32 (which was equal to the price paid by the underwriters, net of underwriting discounts and commissions, in Sycamore’s concurrent sale of shares of our common stock in a public offering). Accordingly, we repurchased 6,030,908 shares of common stock, which are being held as treasury stock.
Outside of any routine transactions made in the ordinary course of business or otherwise described in this Form 10-Q, there have been no significant changes to our material cash requirements as disclosed in our 2024 Form 10-K.
Cash Flow Analysis
A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Six Months Ended
	August 2, 2025	August 3, 2024
Net cash (used in) provided by operating activities	$(2,270)	$68,447
Net cash used in investing activities	$(3,671)	$(10,180)
Net cash used in financing activities	$(21,470)	$(15,981)
Net Cash Used In/Provided By Operating Activities
Operating activities consist primarily of net income adjusted for noncash items, including depreciation and amortization and share-based compensation, the effect of working capital changes and taxes paid.
Net cash used in operating activities during the six months ended August 2, 2025 was $2.3 million compared to net cash provided by operating activities of $68.4 million during the six months ended August 3, 2024. The decrease in net cash provided by operating activities during the six months ended August 2, 2025 was primarily as a result of decreases in accounts payable and accrued expenses and other current liabilities. The decreases in accounts payable and accrued expenses and other current liabilities were primarily driven by a decrease in inventory purchases before the current period end compared to the prior period end.
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
Net cash used in investing activities during the six months ended August 2, 2025 was $3.7 million, compared to $10.2 million during the six months ended August 3, 2024. The decrease in net cash used in investing activities was primarily a result of a decrease in capital expenditures due to fewer new store openings and remodels during the six months ended August 2, 2025, compared to the six months ended August 3, 2024.
Net Cash Used In Financing Activities
Financing activities consist primarily of (i) borrowings and repayments related to our ABL Facility, (ii) borrowings and repayments related to the Amended Term Loan Credit Agreement and (iii) repurchases and retirement of our common stock.
Net cash used in financing activities during the six months ended August 2, 2025 was $21.5 million compared to $16.0 million during the six months ended August 3, 2024. The increase in net cash used in financing activities is primarily due to the repurchase of our common stock, partially offset by an increase in net borrowings related to the ABL Facility.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as discussed in our 2024 Form 10-K.
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 27

Recently Issued Accounting Pronouncements
Refer to “Note 2—Accounting Standards” in our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for information regarding recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk profile disclosed in our 2024 Form 10-K has not materially changed as of August 2, 2025.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We, under the supervision of and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 2, 2025, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended August 2, 2025, we implemented a new enterprise resource planning (“ERP”) system for a majority of our financial accounting systems, which is expected to improve the efficiency of certain financial and related transaction processes. As part of the implementation of the ERP system, we are designing new internal controls and modifying and/or enhancing existing internal controls in order to align our financial accounting processes with the new ERP system. We have now completed implementation of the most significant modules planned to date. Except as described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended August 2, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 28

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Refer to “Note 9—Commitments and Contingencies” in our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for information regarding certain legal proceedings in which we are involved.
From time to time, we are subject to certain other legal proceedings and claims in the ordinary course of business. We are not presently party to any of these other legal proceedings the resolution of which we believe would have a material adverse effect on our business, financial condition, operating results or cash flows. We establish reserves for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased		(b) Average price paid per share		(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet to be purchased under the plans or programs (A)
May 4, 2025 - May 31, 2025	—				—	$44,946,650
June 1, 2025 - July 5, 2025	6,030,908	(B)	$3.31625	(B)	—	$44,946,650
July 6, 2025 - August 2, 2025	—				—	$44,946,650
Total	6,030,908		$3.31625		—

(A)On December 6, 2021, our Board authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion.
(B)On June 23, 2025, we entered into a stock repurchase agreement with Sycamore, whereby we agreed to purchase $20.0 million of shares of our common stock in a private transaction.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 29

(c) Insider Trading Arrangements and Policies.
During the fiscal quarter ended August 2, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Torrid Holdings Inc., dated July 6, 2021.	8-K	7/6/2021	3.1
3.2	Amended and Restated Bylaws of Torrid Holdings Inc.	10-K	3/28/2023	3.2
10.1	Stock Repurchase Agreement, dated June 23, 2025, by and between Torrid Holdings Inc. and Sycamore Partners Torrid, L.L.C.	8-K	6/24/2025	10.1
10.2	Fifth Amendment to Amended and Restated Credit Agreement, dated August 1, 2025, among Torrid LLC, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto.	8-K	8/4/2025	10.1
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
Torrid Holdings Inc. | Q2 2025 Form 10-Q | 30

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in City of Industry, California on September 11, 2025.

Torrid Holdings Inc.

By:	/s/ LISA HARPER
Name:	Lisa Harper
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ PAULA DEMPSEY
Name:	Paula Dempsey
Title:	Chief Financial Officer
(Principal Financial Officer)