Form 10-Q
period 2025-11-01
Torrid Holdings Inc.
filed 2025-12-10
CIK 1792781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of December 1, 2025, there were approximately 99,196,942 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2025 (the “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Form 10-Q are forward-looking statements. Forward-looking statements reflect our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology). For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 1

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	November 1, 2025	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$17,213	$48,523
Restricted cash	399	399
Inventory	128,817	148,493
Prepaid expenses and other current assets	27,102	24,507
Prepaid income taxes	15,135	4,244
Total current assets	188,666	226,166
Property and equipment, net	58,305	77,669
Operating lease right-of-use assets	113,280	140,651
Deposits and other noncurrent assets	20,408	18,935
Deferred tax assets	13,877	16,620
Intangible asset	8,400	8,400
Total assets	$402,936	$488,441
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$66,010	$72,378
Accrued and other current liabilities	98,888	125,743
Operating lease liabilities	32,712	40,505
Borrowings under credit facility	14,870	—
Current portion of term loan	16,144	16,144
Due to related parties	3,421	8,362
Income taxes payable	713	—
Total current liabilities	232,758	263,132
Noncurrent operating lease liabilities	107,206	134,481
Noncurrent debt, net	260,300	272,409
Deferred compensation	3,926	3,913
Other noncurrent liabilities	5,261	5,595
Total liabilities	609,451	679,530
Commitments and contingencies (Note 9)
Stockholders’ Deficit:
Preferred shares: $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at November 1, 2025 and February 1, 2025	—	—
Common shares: $0.01 par value; 1,000,000,000 shares authorized; 105,227,850 and 99,196,942 shares issued and outstanding, respectively, at November 1, 2025; 104,859,266 shares issued and outstanding at February 1, 2025	1,053	1,049
Additional paid-in capital	143,573	140,029
Accumulated deficit	(330,188)	(331,269)
Accumulated other comprehensive loss	(668)	(898)
Common shares in treasury, at cost: 6,030,908 shares at November 1, 2025; no shares at February 1, 2025	(20,285)	—
Total stockholders’ deficit	(206,515)	(191,089)
Total liabilities and stockholders’ deficit	$402,936	$488,441
The accompanying notes are an integral part of these condensed consolidated financial statements.
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 2

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$235,153	$263,766	$763,924	$828,175
Cost of goods sold	152,977	168,609	486,858	507,339
Gross profit	82,176	95,157	277,066	320,836
Selling, general and administrative expenses	66,256	74,899	206,783	228,203
Marketing expenses	15,715	13,056	43,891	38,875
Income from operations	205	7,202	26,392	53,758
Interest expense	7,906	8,784	24,186	27,303
Interest income, net of other expense (income)	259	(362)	(460)	(376)
(Loss) income before income taxes	(7,960)	(1,220)	2,666	26,831
(Benefit from) provision for income taxes	(1,534)	(26)	1,585	7,525
Net (loss) income	$(6,426)	$(1,194)	$1,081	$19,306

Net (loss) earnings per share:
Basic	$(0.06)	$(0.01)	$0.01	$0.18
Diluted	$(0.06)	$(0.01)	$0.01	$0.18
Weighted average number of shares:
Basic	99,161	104,698	102,181	104,489
Diluted	99,161	104,698	102,651	105,679

Other comprehensive (loss) income:
Foreign currency translation adjustment	(161)	(86)	230	(273)
Total other comprehensive (loss) income	(161)	(86)	230	(273)
Comprehensive (loss) income	$(6,587)	$(1,280)	$1,311	$19,033

The accompanying notes are an integral part of these condensed consolidated financial statements.
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 3

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands)

	Nine Months Ended November 1, 2025
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares		Total Stockholders’ Deficit
	Shares	Amount				Shares	Amount
Balance at February 1, 2025	104,860	$1,049	$140,029	$(331,269)	$(898)	—	$—	$(191,089)
Net income	—	—	—	5,940	—	—	—	5,940
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	134	1	(321)	—	—	—	—	(320)
Issuance of common shares related to exercise of non qualified stock options	7	—	20	—	—	—	—	20
Share-based compensation	—	—	1,253	—	—	—	—	1,253
Other comprehensive income	—	—	—	—	375	—	—	375
Balance at May 3, 2025	105,001	1,050	140,981	(325,329)	(523)	—	—	(183,821)
Net income	—	—	—	1,567	—	—	—	1,567
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	87	1	(119)	—	—	—	—	(118)
Issuance of common stock related to employee stock purchase plan	69	1	172	—	—	—	—	173
Share-based compensation	—	—	1,352	—	—	—	—	1,352
Purchase of common stock, including excise tax	(6,031)	—	—	—	—	6,031	(20,285)	(20,285)
Other comprehensive income	—	—	—	—	16	—	—	16
Balance at August 2, 2025	99,126	1,052	142,386	(323,762)	(507)	6,031	(20,285)	(201,116)
Net loss	—	—	—	(6,426)	—	—	—	(6,426)
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	71	1	(64)	—	—	—	—	(63)
Share-based compensation	—	—	1,251	—	—	—	—	1,251
Other comprehensive loss	—	—	—	—	(161)	—	—	(161)
Balance at November 1, 2025	99,197	$1,053	$143,573	$(330,188)	$(668)	6,031	$(20,285)	$(206,515)
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 4

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (CONTINUED)
(UNAUDITED)
(In thousands)

	Nine Months Ended November 2, 2024
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares		Total Stockholders’ Deficit
	Shares	Amount				Shares	Amount
Balance at February 3, 2024	104,205	$1,043	$135,140	$(347,587)	$(313)	—	$—	$(211,717)
Net income	—	—	—	12,172	—	—	—	12,172
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	141	1	(297)	—	—	—	—	(296)
Share-based compensation	—	—	1,290	—	—	—	—	1,290
Other comprehensive loss	—	—	—	—	(89)	—	—	(89)
Balance at May 4, 2024	104,346	1,044	136,133	(335,415)	(402)	—	—	(198,640)
Net income	—	—	—	8,328	—	—	—	8,328
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	184	2	(125)	—	—	—	—	(123)
Issuance of common shares related to exercise of stock options	60	1	233	—	—	—	—	234
Issuance of common shares related to employee stock purchase plan	47	1	230	—	—	—	—	231
Share-based compensation	—	—	1,122	—	—	—	—	1,122
Other comprehensive loss	—	—	—	—	(98)	—	—	(98)
Balance at August 3, 2024	104,637	1,048	137,593	(327,087)	(500)	—	—	(188,946)
Net loss	—	—	—	(1,194)	—	—	—	(1,194)
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	53	1	(145)	—	—	—	—	(144)
Issuance of common shares related to exercise of stock options	42	—	135	—	—	—	—	135
Share-based compensation	—	—	949	—	—	—	—	949
Other comprehensive loss	—	—	—	—	(86)	—	—	(86)
Balance at November 2, 2024	104,732	$1,049	$138,532	$(328,281)	$(586)	—	$—	$(189,286)
The accompanying notes are an integral part of these condensed consolidated financial statements.
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 5

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	November 1, 2025	November 2, 2024
OPERATING ACTIVITIES
Net income	$1,081	$19,306
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Write down of inventory	2,406	1,519
Operating right-of-use assets amortization	25,409	30,429
Depreciation and other amortization	27,817	27,842
Share-based compensation	3,972	4,531
Deferred taxes	2,744	—
Write off of excess operating lease liabilities against operating right-of-use-assets	(4,092)	(1,294)
Other	(329)	337
Changes in operating assets and liabilities:
Inventory	17,359	2,052
Prepaid expenses and other current assets	(2,595)	(11,114)
Prepaid income taxes	(10,891)	(4,056)
Deposits and other noncurrent assets	(1,146)	(3,375)
Accounts payable	(7,357)	31,876
Accrued and other current liabilities	(27,787)	10,775
Operating lease liabilities	(29,076)	(33,527)
Other noncurrent liabilities	(422)	(588)
Deferred compensation	13	(1,739)
Due to related parties	(4,941)	(4,999)
Income taxes payable	713	(2,609)
Net cash (used in) provided by operating activities	(7,122)	65,366
INVESTING ACTIVITIES
Purchases of property and equipment	(5,424)	(12,617)
Net cash used in investing activities	(5,424)	(12,617)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	324,790	62,780
Principal payments on revolving credit facility	(309,920)	(70,050)
Deferred financing costs paid for revolving credit facility	(375)	—
Principal payments on term loan	(13,125)	(13,125)
Proceeds from issuances under share-based compensation plans	199	704
Withholding tax payments related to vesting of restricted stock units and awards and exercise of non qualified stock options	(507)	(675)
Share repurchase, including excise tax paid	(20,085)	—
Net cash used in financing activities	(19,023)	(20,366)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	259	(165)
(Decrease) increase in cash, cash equivalents and restricted cash	(31,310)	32,218
Cash, cash equivalents and restricted cash at beginning of period	48,922	12,134
Cash, cash equivalents and restricted cash at end of period	$17,612	$44,352
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest related to the revolving credit facility and term loan	$23,063	$27,080
Cash paid during the period for income taxes	$8,985	$14,200
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued liabilities	$3,416	$1,450
Excise tax from share repurchase included in accounts payable and accrued liabilities	$200	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 6

TORRID HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 7

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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 and each fiscal year is generally comprised of four 13-week quarters (although in years with 53 weeks, the fourth quarter is comprised of 14 weeks). Fiscal years 2025 and 2024 are 52-week years. Fiscal years are identified according to the calendar year in which they begin. For example, references to “fiscal year 2025” or similar references refer to the fiscal year ending January 31, 2026. References to the third quarter of fiscal years 2025 and 2024 and to the three- and nine-month periods ended November 1, 2025 and November 2, 2024, respectively, refer to the 13- and 39-week periods then ended.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three- and nine-month periods ended November 1, 2025 and November 2, 2024 are not necessarily indicative of the results that may be expected for any future interim periods, the fiscal year ending January 31, 2026, or for any future fiscal year.
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
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 8

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
Note 2. Accounting Standards
Recently Adopted Accounting Standards During the Three- and Nine-Month Periods Ended November 1, 2025
We did not adopt any new accounting standards during the three- and nine-month periods ended November 1, 2025.
Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 will be effective for us for the fiscal year ended January 31, 2026. This guidance may be applied on a prospective basis with the option to apply the standard retrospectively. We expect to include additional disclosures with the annual financial statements for the fiscal year ended January 31, 2026 to comply with the requirements of ASU 2023-09 with no impact to our results of operations, cash flows and financial condition.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”), which clarified the effective date of ASU 2024-03. ASU 2024-03 is intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. ASU 2024-03 will be effective for the annual period beginning after December 15, 2026 and interim reporting periods within the annual reporting period beginning after December 15, 2027, with the option to early adopt at any time prior to the effective date and should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of the standard on our financial statements and disclosures.
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 9

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The ASU primarily updates the accounting for internal-use software by replacing former stage-based rules with a principles-based framework. Costs associated with internal-use software will be capitalized only when management has authorized and committed funding and it is probable that the project will be completed and the software will be used to perform the intended function. ASU 2025-06 will be effective for the annual period beginning after December 15, 2027 and interim periods therein, with the option to early adopt at any time prior to the effective date and should be applied either prospectively to financial statements issued for reporting periods after the effective date, retrospectively to any or all prior periods presented in the financial statements or on a modified prospective basis. We are currently evaluating the impact of the standard on our financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 is intended to update the guidance in Topic 270 by improving navigability of the required interim disclosures, clarifying when that guidance is applicable and adding a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 will be effective for the interim reporting periods within annual reporting periods beginning after December 15, 2027, with the option to early adopt at any time prior to the effective date and should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of the standard on our financial statements and disclosures.
We have considered all other recent accounting pronouncements and have concluded that there are no other recent accounting pronouncements not yet adopted that are applicable to us, based on current information.
Note 3. Property and Equipment
Property and equipment are summarized as follows (in thousands):

	November 1, 2025	February 1, 2025
Property and equipment, at cost
Leasehold improvements	$168,447	$187,792
Furniture, fixtures and equipment	114,010	118,901
Software and licenses	15,719	15,099
Construction-in-progress	691	1,438
	298,867	323,230
Less: accumulated depreciation and amortization	(240,562)	(245,561)
Property and equipment, net	$58,305	$77,669
We recorded depreciation expense related to our property and equipment in the amounts of $7.9 million and $26.7 million during the three- and nine-month periods ended November 1, 2025, respectively. We recorded depreciation expense related to our property and equipment in the amounts of $8.5 million and $26.7 million during the three- and nine-month periods ended November 2, 2024, respectively.
We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. During the three- and nine-month periods ended November 1, 2025 and November 2, 2024, we did not recognize any impairment charges.
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 10

Note 4. Revenue Recognition
Our revenue, disaggregated by product category, consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Apparel	$213,615	$230,824	$694,813	$743,310
Non-apparel	12,312	24,865	44,022	62,722
Other	9,226	8,077	25,089	22,143
Total net sales	$235,153	$263,766	$763,924	$828,175
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
We recognize a contract liability when we receive consideration from a customer before our performance obligations under the terms of a contract or an implied arrangement with the customer are satisfied. The opening and closing balances of our contract liabilities are as follows (in thousands):

	November 1, 2025	February 1, 2025
Accrued loyalty program(1)	$9,796	$10,887
Gift cards(1)	$11,200	$13,676
Deferred revenue(2)	$2,855	$2,777
Deferred PLCC Funds(3)	$3,083	$3,458

(1)Amounts are included within accrued and other current liabilities in the condensed consolidated balance sheets.
(2)Amount as of November 1, 2025 consists of $2.6 million within accrued and other current liabilities and $0.3 million within other noncurrent liabilities in the condensed consolidated balance sheet. Amount as of February 1, 2025 is included within accrued and other current liabilities in the condensed consolidated balance sheet.
(3)Amount as of November 1, 2025 consists of $0.5 million within accrued and other current liabilities and $2.6 million within other noncurrent liabilities in the condensed consolidated balance sheet. Amount as of February 1, 2025 consists of $0.5 million within accrued and other current liabilities and $3.0 million within other noncurrent liabilities in the condensed consolidated balance sheet.
During the three-month period ended November 1, 2025, we recognized revenue of approximately $1.1 million, $0.7 million and $0.1 million related to our accrued loyalty program, gift cards and deferred PLCC Funds, respectively, that existed at the beginning of fiscal year 2025. During the three-month period ended November 1, 2025, no amount was recognized related to our deferred revenue that existed at the beginning of fiscal year 2025. During the three-month period ended November 2, 2024, we recognized revenue of approximately $1.1 million, $0.7 million and $0.1 million related to our accrued loyalty program, gift cards and deferred PLCC Funds, respectively, that existed at the beginning of fiscal year 2024. During the three-month period ended November 2, 2024, no amount was recognized related to our deferred revenue that existed at the beginning of fiscal year 2024. During the nine-month period ended November 1, 2025, we recognized revenue of approximately $8.6 million, $4.7 million, $2.8 million and $0.4 million related to our accrued loyalty program, gift cards, deferred revenue and deferred PLCC Funds, respectively, that existed at the beginning of fiscal year 2025. During the nine-month period ended November 2, 2024, we recognized revenue of approximately $9.9 million, $5.1 million, $1.9 million and $0.4 million related to our accrued loyalty program, gift cards, deferred revenue and deferred PLCC Funds, respectively, that existed at the beginning of fiscal year 2024.
During the three- and nine-month periods ended November 1, 2025, we recorded $0.8 million and $1.1 million, respectively, as a benefit to net sales to reflect the estimated value of future award redemptions under our loyalty program. During the three- and nine-month periods ended November 2, 2024, we recorded $2.4 million and $1.2 million, respectively, as a benefit to net sales.
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 11

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
During the three- and nine-month periods ended November 1, 2025, Hot Topic charged us $0.5 million and $1.5 million, respectively, for various services under the applicable service agreements, all of which were recorded as components of selling, general and administrative expenses. During the three- and nine-month periods ended November 2, 2024, Hot Topic charged us $0.5 million and $1.5 million, respectively, for various services under the applicable service agreements, all of which were recorded as components of selling, general and administrative expenses. As of the end of the third quarter of fiscal year 2025 and the end of fiscal year 2024, we owed $0.7 million and $0.6 million, respectively, to Hot Topic for these services which is included in due to related parties in our condensed consolidated balance sheets.
On August 1, 2019, we entered into a services agreement with Hot Topic, which was subsequently amended on July 31, 2022, September 30, 2022, December 1, 2022, January 1, 2024, and May 30, 2024 (“Amended Reverse Services Agreement”). Under the Amended Reverse Services Agreement, Torrid provided Hot Topic with certain information technology services for a fixed fee. The term of the Amended Reverse Services Agreement ended on October 25, 2025.
During the three- and nine-month periods ended November 1, 2025, we charged Hot Topic $0.1 million and $0.3 million, respectively, for these services, which were recorded as reductions of selling, general and administrative expenses. During the three- and nine-month periods ended November 2, 2024, we charged Hot Topic $0.1 million and $0.5 million, respectively, for these services, which were recorded as reductions of selling, general and administrative expenses. As of the end of the third quarter of fiscal year 2025 and the end of fiscal year 2024, the net amount Hot Topic owed us was $0.1 million for these services.
Hot Topic incurs certain direct expenses on our behalf, such as payments to our non-merchandise vendors and each month, we pay Hot Topic for these pass-through expenses. As of the end of the third quarter of fiscal year 2025, the net amount we owed Hot Topic for these expenses was $0.1 million, which is included in due to related parties in our condensed consolidated balance sheet. As of the end of fiscal year 2024, the net amount we owed Hot Topic for these expenses was not material.
Sponsor Advisory Services Agreement
On May 1, 2015, we entered into an advisory services agreement with Sycamore, pursuant to which Sycamore agreed to provide strategic planning and other related services to us. We are obligated to reimburse Sycamore for its expenses incurred in connection with providing such advisory services to us. As of the end of the third quarter of fiscal year 2025 and as of the end of fiscal year 2024, there were no amounts due, and during the three- and nine-month periods ended November 1, 2025 and November 2, 2024, no amounts were paid under this agreement.
From time to time, we reimburse Sycamore for certain management expenses it pays on our behalf. During the three- and nine-month periods ended November 1, 2025 the amounts paid to Sycamore for these expenses were not material. During the three-month period ended November 2, 2024, there were no amounts paid to Sycamore for these expenses. During the nine-month period ended November 2, 2024, the amounts paid to Sycamore for these expenses were not material. As of the end of the third quarter of fiscal year 2025 and as of the end of fiscal year 2024, there was no amount due.
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 12

Other Related Party Transactions
MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During the three- and nine-month periods ended November 1, 2025, cost of goods sold included $7.4 million and $24.2 million, respectively, related to the sale of merchandise purchased from this supplier. During the three- and nine-month periods ended November 2, 2024, cost of goods sold included $7.8 million and $30.3 million, respectively, related to the sale of merchandise purchased from this supplier. As of the end of the third quarter of fiscal year 2025 and as of the end of fiscal year 2024, the net amounts we owed MGF Sourcing US, LLC for these purchases were $2.8 million and $7.9 million, respectively. This liability is included in due to related parties in our condensed consolidated balance sheets.
HU Merchandising, LLC, a subsidiary of Hot Topic, is one of our suppliers. During the three- and nine-month periods ended November 1, 2025, cost of goods sold related to the sale of merchandise purchased from this supplier was not material. During the three-month period ended November 2, 2024, cost of goods related to the sale of merchandise purchased from this supplier was not material, and during the nine-month period ended November 2, 2024, cost of goods sold included $0.2 million related to the sale of merchandise purchased from this supplier. As of the end of the third quarter of fiscal year 2025 and the end of fiscal year 2024, there was no amount due to HU Merchandising, LLC.
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
Note 6. Debt
Our debt consists of the following (in thousands):

	November 1, 2025	February 1, 2025
Amended ABL Facility (as defined below), due earlier of (i) August 1, 2030 and (ii) the date that is 91 days prior to the maturity of any material indebtedness	$14,870	$—
Borrowings under credit facility	$14,870	$—

Amended Term Loan Credit Agreement (as defined below), due June 14, 2028	$280,000	$293,125
Less: unamortized original issue discount and debt financing costs	(3,556)	(4,572)
	276,444	288,553
Less: current portion of term loan	(16,144)	(16,144)
Noncurrent debt, net	$260,300	$272,409
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
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 13

As of November 1, 2025 and February 1, 2025, the applicable per annum interest rate for borrowings under the ABL Facility was approximately 7% and 8%, respectively.
As of November 1, 2025, the maximum restricted payment utilizing the Amended ABL Facility that our subsidiaries could make from its net assets was $95.7 million.
As of November 1, 2025, availability under the Amended ABL Facility was $86.2 million, which reflects borrowings of $14.9 million, net of standby letters of credit issued and outstanding of $11.5 million.
During each of the three-month periods ended November 1, 2025 and November 2, 2024, amortization of financing costs for the Amended ABL Facility was not material. During each of the nine-month periods ended November 1, 2025 and November 2, 2024, amortization of financing costs for the Amended ABL Facility was $0.1 million. During the three- and nine-month periods ended November 1, 2025, interest expense was $0.4 million and $1.0 million, respectively. During the three- and nine-month periods ended November 2, 2024, interest expense was $0.2 million and $0.7 million, respectively.
As of November 1, 2025, we were compliant with our covenants under the Amended ABL Facility.
Amended Term Loan Credit Agreement, as amended (the “Amended Term Loan Credit Agreement”)
As of November 1, 2025 and February 1, 2025, the elected interest rate was approximately 10%.
During the three- and nine-month periods ended November 1, 2025, we recognized $7.1 million and $22.0 million, respectively, of interest expense related to the Amended Term Loan Credit Agreement. During the three- and nine-month periods ended November 2, 2024, we recognized $8.2 million and $25.5 million, respectively, of interest expense related to the Amended Term Loan Credit Agreement. During the three- and nine-month periods ended November 1, 2025, amortization of original issue discount and financing costs related to the Amended Term Loan Credit Agreement was $0.4 million and $1.0 million, respectively. During the three- and nine-month periods ended November 2, 2024, amortization of original issue discount and financing costs related to the Amended Term Loan Credit Agreement was $0.4 million and $1.0 million, respectively.
As of November 1, 2025, we were compliant with our covenants under the Amended Term Loan Credit Agreement.
Note 7. Leases
Our lease costs consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Fixed operating lease cost	$11,440	$13,809	$35,814	$39,616
Short-term lease cost	18	26	61	104
Variable lease cost	5,344	4,551	16,622	15,688
Total lease cost	$16,802	$18,386	$52,497	$55,408
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 14

Note 8. Income Taxes
Effective Tax Rate
During the three-month period ended November 1, 2025, the benefit from income taxes was $1.5 million. During the three-month period ended November 2, 2024, the benefit from income taxes was not material. During the nine-month periods ended November 1, 2025 and November 2, 2024, the provision for income taxes was $1.6 million and $7.5 million, respectively. The effective tax rates for the three- and nine-month periods ended November 1, 2025 were 19.3% and 59.5%, respectively. The effective tax rate for the three- and nine-month periods ended November 2, 2024 were 2.1% and 28.0%, respectively. The increase in the effective tax rate for the three-month period ended November 1, 2025 as compared to the three-month period ended November 2, 2024 was primarily due to an increase in the amount of non-deductible compensation for covered employees and an increase in loss before income taxes for the three months ended November 1, 2025. The increase in the effective tax rate for the nine-month period ended November 1, 2025 as compared to the nine-month period ended November 2, 2024 was primarily due to an increase in the amount of non-deductible compensation for covered employees and a decrease in income before income taxes for the nine months ended November 1, 2025.
During the third quarter of fiscal year 2025, we determined the continued application of the annual effective tax rate method was not reliable because sensitivity from nominal changes to projected annual pre‑tax book income can result in significant variability in our effective tax rate. Accordingly, we concluded that calculating our income tax provision for the third quarter of fiscal year 2025 using the discrete method is more appropriate than the annual effective tax rate method. Under the discrete method, we calculated our income tax provision as though the interim year-to-date period was an annual period.
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “Act”). The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses, the earliest of which are effective January 1, 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes have been reflected within the income tax provision for the three- and nine-month periods ended November 1, 2025, as enactment occurred during the second quarter of fiscal year 2025.
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
Note 9. Commitments and Contingencies
Litigation
In April 2024, a class action complaint was filed in the United States District Court for the Central District of California captioned Crystal Jillson and Carmen Perez v. Torrid LLC. The complaint alleges misleading and unlawful pricing, sales, and discounting practices on our website under multiple legal theories including violation of California’s Unfair Competition Law, California False Advertising Law and California Consumer Legal Remedies Act. In May 2025, we entered into a proposed settlement agreement to resolve this matter, which was approved by the court in September 2025, and the majority of which was paid prior to the end of the third quarter of fiscal year 2025. As of the end of the third quarter of fiscal year 2025 and the end of fiscal year 2024, we had $0.6 million and $4.7 million, respectively, in accrued legal which is comprised of the estimated probable loss for this case and other unrelated legal costs and is included in accrued and other current liabilities in our condensed consolidated balance sheets.
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 15

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
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 16

Note 10. (Loss) Earnings Per Share
The following table provides the computation of basic and diluted net (loss) earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net (loss) income—basic and diluted	$(6,426)	$(1,194)	$1,081	$19,306

Weighted-average number of shares—basic	99,161	104,698	102,181	104,489

Weighted-average number of shares—basic	99,161	104,698	102,181	104,489
Effect of dilutive performance stock units and restricted stock units	—	—	344	929
Effect of dilutive options	—	—	126	261
Weighted-average number of shares—diluted	99,161	104,698	102,651	105,679

Net (loss) earnings per share:
Basic	$(0.06)	$(0.01)	$0.01	$0.18
Diluted	$(0.06)	$(0.01)	$0.01	$0.18
The following table presents potentially dilutive securities excluded from the computation of diluted (loss) earnings per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Restricted stock awards, restricted stock units and performance stock units	1,246	30	397	40
Stock options	3,498	1,668	3,106	1,467
Total	4,744	1,698	3,503	1,507
Note 11. Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

	November 1, 2025	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$162	$162	$—	$—
Total assets	$162	$162	$—	$—
Liabilities:
Deferred compensation plan liability (current)	$159	$—	$159	$—
Deferred compensation plan liability (noncurrent)	3,926	—	3,926	—
Total liabilities	$4,085	$—	$4,085	$—
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 17

	February 1, 2025	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$31,727	$31,727	$—	$—
Total assets	$31,727	$31,727	$—	$—
Liabilities:
Deferred compensation plan liability (current)	$1,767	$—	$1,767	$—
Deferred compensation plan liability (noncurrent)	3,913	—	3,913	—
Total liabilities	$5,680	$—	$5,680	$—
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
As of November 1, 2025 and February 1, 2025, the fair value of the Amended Term Loan Credit Agreement was approximately $232.4 million and $274.1 million, respectively. The fair value of the Amended Term Loan Credit Agreement is determined using current applicable rates for similar instruments as of each balance sheet date, a Level 2 measurement.
The book value of the Amended ABL Facility approximates fair value because of the variable interest rate of this facility, a Level 2 measurement.
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 18

Note 12. Segment Reporting
We have determined that we have one reportable segment, which includes the operation of our e-Commerce platform and stores. The single segment was identified based on how the Chief Operating Decision Maker (“CODM”), who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources based on consolidated net (loss) income. As the CODM is not provided any asset information, we do not disclose the measure of segment assets. The following table presents information regularly provided to the CODM about our reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$235,153	$263,766	$763,924	$828,175
Less:
Cost of goods sold (A)	145,355	160,219	461,126	481,487
Selling, general and administrative expenses (B)	64,507	71,022	200,753	215,589
Depreciation and amortization (C)	7,869	8,523	26,693	26,703
Share-based compensation	1,132	685	3,972	4,531
Marketing expenses	15,715	13,056	43,891	38,875
Interest expense	7,906	8,784	24,186	27,303
(Benefit from) provision for income taxes	(1,534)	(26)	1,585	7,525
Interest income, net of other expense (income)	259	(362)	(460)	(376)
Other expenses (D)	370	3,059	1,097	7,232
Net (loss) income	$(6,426)	$(1,194)	$1,081	$19,306

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

Torrid Holdings Inc. | Q3 2025 Form 10-Q | 19

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
We have implemented a retail store optimization strategy to better align our distribution with the demands of our customers who have increasingly demonstrated a preference for our online experience. We believe this strategy will enhance our customer experience, significantly reduce our cost structure, and improve working capital and cash flow generation, allowing us to reinvest more aggressively in customer reactivation and acquisition initiatives to support long-term revenue growth. We closed 74 stores through the end of the third quarter of fiscal year 2025 and intend to accelerate our store closures throughout the remainder of fiscal year 2025 to target approximately 100 additional store closures. A majority of our store leases are up for renewal in fiscal year 2025.
Key Financial and Operating Metrics
We use the following metrics to assess the progress of our business, inform how we allocate our time and capital, and assess the near-term and longer-term performance of our business.

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Number of stores (as of end of period)			560	655
Comparable sales(A)	(8)%	(7)%	(6)%	(6)%
Net (loss) income (in thousands)	$(6,426)	$(1,194)	$1,081	$19,306
Adjusted EBITDA(B) (in thousands)	$9,776	$19,584	$58,429	$92,403

(A)Comparable sales for the three- and nine-month periods ended November 2, 2024 compare sales for the 13- and 39-week periods ended November 2, 2024, respectively, with sales for the 13- and 39-week periods ended November 4, 2023.
(B)Refer to “Results of Operations” for a reconciliation of net (loss) income to Adjusted EBITDA.
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 20

Comparable Sales. We define comparable sales for any given period as the sales of our e-Commerce operations and stores that we have included in our comparable sales base during that period. We include a new store in our comparable sales base after it has been open for 15 full fiscal months. If a store is closed during a fiscal year, it is only included in the computation of comparable sales for the full fiscal months in which it was open. We also determine when certain store remodels and relocations are reintegrated into our comparable sales base. Comparable sales for the three- and nine-month periods ended November 2, 2024 compare sales for the 13- and 39-week periods ended November 2, 2024, respectively, with sales for the 13- and 39-week periods ended November 4, 2023. Partial fiscal months are excluded from the computation of comparable sales. We apply current year foreign currency exchange rates to both current year and prior year comparable sales to remove the impact of foreign currency fluctuation and achieve a consistent basis for comparison. Comparable sales allow us to evaluate how our unified commerce business is performing exclusive of the effects of non-comparable sales and new store openings.
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
•(benefit from) provision for income taxes;
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
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 21

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
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 22

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
Provision for (Benefit from) Income Taxes. Our provision for (benefit from) income taxes consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions and uncertain tax positions.
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 23

Results of Operations
Three Months Ended November 1, 2025 Compared to Three Months Ended November 2, 2024
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	November 1, 2025	% of Net Sales	November 2, 2024	% of Net Sales
Net sales	$235,153	100.0%	$263,766	100.0%
Cost of goods sold	152,977	65.1	168,609	63.9
Gross profit	82,176	34.9	95,157	36.1
Selling, general and administrative expenses	66,256	28.2	74,899	28.5
Marketing expenses	15,715	6.7	13,056	4.9
Income from operations	205	0.1	7,202	2.7
Interest expense	7,906	3.4	8,784	3.3
Interest income, net of other expense (income)	259	0.1	(362)	(0.1)
Loss before income taxes	(7,960)	(3.4)	(1,220)	(0.5)
Benefit from income taxes	(1,534)	(0.7)	(26)	0.0
Net loss	$(6,426)	(2.7)%	$(1,194)	(0.5)%
The following table provides a reconciliation of net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	November 1, 2025	November 2, 2024
Net loss	$(6,426)	$(1,194)
Interest expense	7,906	8,784
Interest income, net of other expense (income)	259	(362)
Benefit from income taxes	(1,534)	(26)
Depreciation and amortization(A)	7,869	8,523
Share-based compensation(B)	1,132	685
Noncash deductions and charges(C)	200	112
Other expenses(D)	370	3,062
Adjusted EBITDA	$9,776	$19,584

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)During the three months ended November 1, 2025 and November 2, 2024, share-based compensation includes benefits of $0.1 million and $0.3 million, respectively, for awards that will be settled in cash as they are accounted for similar to awards settled in shares in accordance with ASC 718, Compensation—Stock Compensation.
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
Net Sales
Net sales decreased $28.6 million, or 10.8%, to $235.2 million for the three months ended November 1, 2025, from $263.8 million for the three months ended November 2, 2024. This decrease was primarily driven by a decrease in sales transactions. The total number of stores we operate decreased by 95 stores, or 14.5%, to 560 stores as of November 1, 2025, from 655 stores as of November 2, 2024.
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 24

Gross Profit
Gross profit for the three months ended November 1, 2025 decreased $13.0 million, or 13.6%, to $82.2 million, from $95.2 million for the three months ended November 2, 2024. Gross profit as a percentage of net sales decreased 1.2% to 34.9% for the three months ended November 1, 2025 from 36.1% for the three months ended November 2, 2024. The decrease in gross profit was primarily driven by a decrease in net sales partially offset by a decrease in store occupancy costs. The decrease in gross profit as a percentage of net sales was primarily driven by a decrease in net sales, increased merchandising payroll costs, and the deleverage of store depreciation expense and store occupancy costs as a result of lower net sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended November 1, 2025 decreased $8.6 million, or 11.5%, to $66.3 million, from $74.9 million for the three months ended November 2, 2024. The decrease was primarily due to a $4.5 million decrease in store and e-Commerce payroll costs, a $2.6 million decrease in performance bonuses, and a $1.5 million decrease in headquarters general and administrative expenses. Selling, general and administrative expenses as a percentage of net sales decreased 0.3% to 28.2% for the three months ended November 1, 2025 from 28.5% for the three months ended November 2, 2024. The decrease was primarily driven by decreased performance bonuses and store and e-Commerce payroll costs, partially offset by the deleverage of headquarters general and administrative expenses and other store operating costs as a result of lower net sales.
Marketing Expenses
Marketing expenses for the three months ended November 1, 2025 increased $2.7 million, or 20.4%, to $15.7 million, from $13.1 million for the three months ended November 2, 2024. Marketing expenses as a percentage of net sales increased 1.8% to 6.7% during the three months ended November 1, 2025 from 4.9% during the three months ended November 2, 2024. The increase in both marketing expenses and marketing expenses as a percentage of net sales was primarily driven by increased spend on our model search campaign, social media, retargeting, and photographic production.
Interest Expense
Interest expense was $7.9 million for the three months ended November 1, 2025, compared to $8.8 million for the three months ended November 2, 2024. The decrease was primarily due to a lower balance on the Amended Term Loan Credit Agreement resulting from principal payments.
Benefit from Income Taxes
The benefit from income taxes was $1.5 million for the three months ended November 1, 2025 and it was not material for the three months ended November 2, 2024. Our effective tax rate was 19.3% for the three months ended November 1, 2025 and 2.1% for the three months ended November 2, 2024. The increase in the effective tax rate for the three months ended November 1, 2025 as compared to the three months ended November 2, 2024 was primarily due to an increase in the amount of non-deductible compensation for covered employees and an increase in loss before income taxes for the three months ended November 1, 2025.
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 25

Nine Months Ended November 1, 2025 Compared to Nine Months Ended November 2, 2024
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Nine Months Ended
	November 1, 2025	% of Net Sales	November 2, 2024	% of Net Sales
Net sales	$763,924	100.0%	$828,175	100.0%
Cost of goods sold	486,858	63.7	507,339	61.3
Gross profit	277,066	36.3	320,836	38.7
Selling, general and administrative expenses	206,783	27.1	228,203	27.5
Marketing expenses	43,891	5.7	38,875	4.7
Income from operations	26,392	3.5	53,758	6.5
Interest expense	24,186	3.2	27,303	3.3
Interest income, net of other income	(460)	(0.1)	(376)	0.0
Income before income taxes	2,666	0.3	26,831	3.2
Provision for income taxes	1,585	0.2	7,525	0.9
Net income	$1,081	0.1%	$19,306	2.3%
The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (in thousands):

	Nine Months Ended
	November 1, 2025	November 2, 2024
Net income	$1,081	$19,306
Interest expense	24,186	27,303
Interest income, net of other income	(460)	(376)
Provision for income taxes	1,585	7,525
Depreciation and amortization(A)	26,693	26,704
Share-based compensation(B)	3,972	4,531
Noncash deductions and charges(C)	275	179
Other expenses(D)	1,097	7,231
Adjusted EBITDA	$58,429	$92,403

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)During the nine months ended November 1, 2025 and November 2, 2024, share-based compensation includes $0.1 million and $1.2 million, respectively, for awards that will be settled in cash as they are accounted for similar to awards settled in shares in accordance with ASC 718, Compensation—Stock Compensation.
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
Net Sales
Net sales decreased $64.3 million, or 7.8%, to $763.9 million for the nine months ended November 1, 2025, from $828.2 million for the nine months ended November 2, 2024. This decrease was primarily driven by a decrease in sales transactions and sales transaction values. The total number of stores we operate decreased by 95 stores, or 14.5%, to 560 stores as of November 1, 2025, from 655 stores as of November 2, 2024.
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 26

Gross Profit
Gross profit for the nine months ended November 1, 2025 decreased $43.8 million, or 13.6%, to $277.1 million, from $320.8 million for the nine months ended November 2, 2024. Gross profit as a percentage of net sales decreased 2.4% to 36.3% for the nine months ended November 1, 2025 from 38.7% for the nine months ended November 2, 2024. The decrease in gross profit was primarily driven by a decrease in net sales. The decrease in gross profit as a percentage of net sales was primarily driven by a decrease in net sales, increased merchandising payroll costs and store depreciation, and the deleverage of store occupancy costs as a result of lower net sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended November 1, 2025 decreased $21.4 million, or 9.4%, to $206.8 million, from $228.2 million for the nine months ended November 2, 2024. The decrease was primarily due to a $9.4 million decrease in store and e-Commerce payroll costs, a $4.1 million decrease in other store operating costs, a $3.7 million decrease in headquarters general and administrative expenses and a $3.4 million decrease in performance bonuses. Selling, general and administrative expenses as a percentage of net sales decreased 0.4% to 27.1% for the nine months ended November 1, 2025 from 27.5% for the nine months ended November 2, 2024. The decrease was primarily driven by decreased store and e-Commerce payroll costs, other store operating costs and performance bonuses, partially offset by the deleverage of headquarters general and administrative expenses as a result of lower net sales.
Marketing Expenses
Marketing expenses for the nine months ended November 1, 2025 increased $5.0 million, or 12.9%, to $43.9 million, from $38.9 million for the nine months ended November 2, 2024. Marketing expenses as a percentage of net sales increased 1.0% to 5.7% during the nine months ended November 1, 2025 from 4.7% during the nine months ended November 2, 2024. The increase in both marketing expenses and marketing expenses as a percentage of net sales was due to increased social media spend, retargeting, photographic production, and payroll expenses associated with our marketing team, partially offset by decreased spend in our model search campaign.
Interest Expense
Interest expense was $24.2 million for the nine months ended November 1, 2025, compared to $27.3 million for the three months ended November 2, 2024. The decrease was primarily due to a lower balance on the Amended Term Loan Credit Agreement resulting from principal payments.
Provision for Income Taxes
The provision for income taxes was $1.6 million and $7.5 million for the nine months ended November 1, 2025 and November 2, 2024, respectively. Our effective tax rate was 59.5% for the nine months ended November 1, 2025 and 28.0% for the nine months ended November 2, 2024. The increase in the effective tax rate for the nine months ended November 1, 2025 as compared to the nine months ended November 2, 2024 was primarily due to an increase in the amount of non-deductible compensation for covered employees and a decrease in income before income taxes for the nine months ended November 1, 2025.
Liquidity and Capital Resources
Cash Sources
Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our ABL Facility.
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 27

As of November 1, 2025, we had $17.2 million in cash and cash equivalents and $291.3 million of outstanding indebtedness, net of unamortized original issue discount and financing costs, of which $14.9 million consists of borrowings on our ABL Facility, which is accruing interest at an underlying variable rate of 7%, and $276.4 million consists of term loans under the Amended Term Loan Credit Agreement, which is accruing interest at an underlying variable rate of 10%. As of November 1, 2025, we had access to $86.2 million in additional liquidity from our ABL Facility, net of outstanding letters of credit.
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
The ABL Facility requires us to maintain a fixed charge coverage ratio (as defined by the ABL Facility) of at least 1.00 to 1.00 if we fail to maintain certain specified availability (as defined by the ABL Facility). If we fail to maintain the fixed charge coverage ratio defined by the ABL Facility, the lenders may declare the unpaid principal amount of all outstanding loans and all interest accrued and unpaid thereon to be immediately due and payable, among other remedies available to the lenders. The ABL Facility contains a number of other covenants that, among other things and subject to certain exceptions, will restrict our ability and the ability of our subsidiaries to: incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or our other indebtedness; make investments, loans and acquisitions; engage in transactions with our affiliates; sell assets, including capital stock of our subsidiaries; alter the business we conduct; consolidate or merge; and incur liens.
As of November 1, 2025, we were compliant with our covenants under the ABL Facility.
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
As of November 1, 2025, we were compliant with our covenants under the Amended Term Loan Credit Agreement.
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
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 28

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
Cash Flow Analysis
A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Nine Months Ended
	November 1, 2025	November 2, 2024
Net cash (used in) provided by operating activities	$(7,122)	$65,366
Net cash used in investing activities	$(5,424)	$(12,617)
Net cash used in financing activities	$(19,023)	$(20,366)
Net Cash Used In/Provided By Operating Activities
Operating activities consist primarily of net income adjusted for noncash items, including depreciation and amortization and share-based compensation, the effect of working capital changes and taxes paid.
Net cash used in operating activities during the nine months ended November 1, 2025 was $7.1 million compared to net cash provided by operating activities of $65.4 million during the nine months ended November 2, 2024. The decrease in net cash provided by operating activities during the nine months ended November 1, 2025 was primarily as a result of decreases in accounts payable and accrued expenses and other current liabilities. The decreases in accounts payable and accrued expenses and other current liabilities were primarily driven by a decrease in inventory purchases before the current period end compared to the prior period end and a decrease in accrued payroll and related expenses.
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
Net cash used in investing activities during the nine months ended November 1, 2025 was $5.4 million, compared to $12.6 million during the nine months ended November 2, 2024. The decrease in net cash used in investing activities was primarily a result of a decrease in capital expenditures due to fewer new store openings and remodels, partially offset by an increased investment in store fixtures and equipment during the nine months ended November 1, 2025, compared to the nine months ended November 2, 2024.
Net Cash Used In Financing Activities
Financing activities consist primarily of (i) borrowings and repayments related to our ABL Facility, (ii) borrowings and repayments related to the Amended Term Loan Credit Agreement and (iii) repurchases and retirement of our common stock.
Net cash used in financing activities during the nine months ended November 1, 2025 was $19.0 million compared to $20.4 million during the nine months ended November 2, 2024. The decrease in net cash used in financing activities is primarily due to an increase in net borrowings related to the ABL Facility, partially offset by the repurchase of our common stock.
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 29

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk profile disclosed in our 2024 Form 10-K has not materially changed as of November 1, 2025.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We, under the supervision of and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 1, 2025, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended November 1, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 30

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
Item 5. Other Information
(a) None.
(b) None.
(c) Insider Trading Arrangements and Policies.
During the fiscal quarter ended November 1, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 31

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
Torrid Holdings Inc. | Q3 2025 Form 10-Q | 32

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in City of Industry, California on December 10, 2025.

Torrid Holdings Inc.

By:	/s/ LISA HARPER
Name:	Lisa Harper
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ PAULA DEMPSEY
Name:	Paula Dempsey
Title:	Chief Financial Officer
(Principal Financial Officer)