Form 10-K
period 2026-01-31
Torrid Holdings Inc.
filed 2026-03-31
CIK 1792781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of March 15, 2026, there were approximately 99,316,586 shares of the registrant’s common stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 1, 2025 was approximately $89 million based upon the last reported sales price on the New York Stock Exchange on that date of $2.50.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of this Annual Report on Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), to be filed with the Securities and Exchange Commission (“SEC”) no later than 120 days after the end of the registrant’s fiscal year ended January 31, 2026.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Form 10-K are forward-looking statements. Forward-looking statements reflect our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology). For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
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
•ongoing or threats of war, terrorism and other catastrophes, including natural disasters, that could negatively impact our business.
•the interruption of the flow of merchandise from international manufacturers;
•the negative impact on interest expense as a result of high interest rates;
•inflationary pressures with respect to labor and raw materials and global supply chain constraints that could increase our expenses;
•our ability to identify, adapt and respond to new and changing product trends, consumer shopping preferences and other related factors, including the increasing use of glucagon-like peptide-1 (“GLP-1”) medications;
•our dependence on a strong brand image;
•increased competition from other brands and retailers;
•our reliance on third parties to drive traffic to our website;
•the success of the shopping centers in which our stores are located;
•our ability to develop and maintain a relevant and reliable omni-channel experience for our customers;
•our dependence upon independent third parties for the manufacture of all of our merchandise;
•availability constraints and price volatility in the raw materials used to manufacture our products;
•exposure to risks inherent in doing business globally as a result of sourcing a significant amount of our products from various countries;
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
•our reliance on information systems, including artificial intelligence and machine learning technologies;
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
•the possibility that we may recognize impairments of definite-lived assets; and
•our failure to maintain adequate internal control over financial reporting.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the effect of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K and in our other filings with the Securities and Exchange Commission (“SEC”) and public communications. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this Form 10-K in the context of these risks and uncertainties.
We caution you that the important factors referenced above may not include all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the outcomes or affect us or our operations in the way we expect. The forward-looking statements included in this Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except to the extent required by law.

PART I
Item 1. Business.
Overview
Torrid Holdings Inc. (“Torrid,” “we,” “us,” “our,” the “Company”) is a direct-to-consumer brand in North America dedicated to offering a diverse assortment of stylish apparel, intimates, and accessories skillfully designed for curvy women. Specializing in sizes 10 to 30, our primary focus is on providing fashionable, comfortable, and affordable options that meet the unique needs of our customers. Our extensive collection features high quality merchandise, including tops, bottoms, denim, dresses, intimates, activewear, footwear, and accessories. Our products are exclusive to us, and each product is meticulously crafted to cater to the needs of the curvy woman, empowering her to love the way she looks and feels. Our collections are artfully curated to suit all aspects of our customers’ lives, including casual weekends, work, dressy and special occasions. Understanding the importance of affordability, we aim to keep our prices reasonable without compromising on quality. This allows us to build a meaningful connection with our customers, distinguishing us from other brands that often overlook plus- and mid-size consumers. Our brand experience and product offerings establish us as a differentiated and reliable choice for plus- and mid-size customers, which we believe sets us apart in the market. We strive to be everything our customer needs in her closet, consistently delivering products that make her feel confident and stylish.
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
Our diverse assortment caters to the curvy woman’s unique needs, offering:
•A tailored fit she rarely has access to that meets all of her individual style aspirations;
•A rigorous design process where every single article of clothing is fitted on a real woman, and not simply “grading up” non-plus-size apparel;
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
While we aim to bring her current styles and trends, we also bring her offerings built on a foundation of timeless year-round styles and colors (“Basics”) that are constantly replenished. Our core offerings include products that are on-trend interpretations of our Basics merchandise (“Core”) that we update with new fabrics, prints, embellishments or features. For example, the Harper Blouse represents a Basics item with Core iterations that feature different lengths and sleeve designs. Our trend-driven items incorporate fresh styles available in the broader market to excite and engage our customer but are bought narrowly and reordered as demand dictates to minimize inventory risk.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 1

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
Torrid Holdings Inc. | FY 2025 Form 10-K | 2

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
Stores
Even as we optimize our store footprint, we continue to believe that our stores are highly valuable strategic assets that play an important role in our customer acquisition strategy as many of our new customer relationships begin in our stores. We believe our remaining stores are located in the most impactful locations and enhance brand awareness, drive traffic to our e-Commerce platform and encourage customers to shop across multiple channels of our unified commerce platform. We provide a sophisticated presentation of products that has an emphasis on outfits, which presents creative styling ideas to our customer and encourages incremental spend. Our stores include large, comfortable fitting rooms with features, such as cooling fans, that are specifically suited for our customers’ needs. Additionally, our stores offer customers the opportunity to connect with a like-minded community, through exclusive in-store events and interactions with our store associates, who act as brand ambassadors and are often customers themselves.
As of January 31, 2026, we operated 483 stores in the U.S., Puerto Rico and Canada. Our stores are located primarily in premium malls, shopping plazas, lifestyle centers and outlet locations. Our stores are designed to deliver an immersive fit discovery experience and serve as desirable customer destinations. Our average store size is approximately 3,200 square feet.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 3

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
As of January 31, 2026, we employed approximately 1,530 full-time and 4,155 part-time employees. Of these employees, approximately 590 are assigned to our headquarters in City of Industry, California and approximately 5,095 are employed in our stores and distribution center. Our number of employees, particularly part-time employees, fluctuates depending upon seasonal needs. Our employees are not represented by a labor union and are not party to a collective bargaining agreement.
Our talent strategy is to attract, engage and retain the best and most qualified talent. We offer competitive compensation packages that are based on market-specific data for comparable roles and geographic locations. We believe in rewarding high performance and seek to design plans and programs to support this culture. To further support the advancement of our employees, we invest in a wide range of training and development opportunities at all levels across the organization, including through both online and instructor-led internal programs, as well as third-party programs. We regularly collect feedback from our employees to better understand and improve our learning and development offerings to meet their needs. To ensure we provide a rich and rewarding experience for our employees, we monitor culture and engagement to build on the competencies that are important for our future success. We routinely hold employee engagement events and virtual and on-demand learning sessions for our associates’ development.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 4

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
We use a variety of marketing and advertising mediums to increase brand awareness, acquire new customers, and drive repeat purchases across our channels. These programs include our online marketing, such as paid search and social media, product listing ads and retargeting, combined with direct mail, store marketing and public relations initiatives. Further, we have a multiple brand strategy, including niche concepts like Festi, Nightfall and Retro Chic. This enables us to reach new customers and increase our brand awareness. We strengthen the connection with our most engaged customers through special events, like Casting Call, which feature plus- and mid-size models, celebrities, bloggers and other influencers. We use our customer database to strategically optimize the value of our marketing investments across our customer base and channels. This enables us to efficiently acquire new customers, effectively market to repeat customers and reactivate lapsed customers.
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
We have a diversified vendor base. No single supplier accounted for more than 10% of merchandise purchased in fiscal year 2025. Substantially all of our product receipts in fiscal year 2025 were sourced internationally, primarily from Asia. We plan to continue diversifying our vendor bases by both vendor and geography. We continue to reduce our exposure to factories located within China. Though we are working towards decreasing our share of product manufactured in China, our manufacturing partners may source their own raw materials from third-party suppliers in other countries, including China. We maintain compliance guidelines for our vendors that dictate various standards including product quality, manufacturing practices, labor compliance and legal compliance. Through third parties, we periodically monitor our factories and suppliers to ensure compliance with these guidelines.
Distribution and Fulfillment
Our unified commerce business model is serviced by our distribution facility located in West Jefferson, Ohio. This 750,000 square foot facility is highly automated and capable of handling our existing and future needs. The West Jefferson facility is equipped with omni-channel capabilities that enable global direct-to-customer e-Commerce, U.S. and Canada retail store order fulfillment, including buy-online-pickup-in-store (“BOPIS”) and ship-to-store fulfillment. Our store omni-channel offerings also include ship-from-store, ship-to-store and BOPIS in the U.S. and Canada. During 2025, our distribution facility also began support of third-party marketplace fulfillment of our products.
Our distribution facility also oversees customer and store returns to drive efficient online returns processing, allowing us to seamlessly execute our unified commerce strategy. We outsource our U.S. returns operations to a third-party returns specialist. International returns are processed at the West Jefferson facility.
Torrid Holdings Inc. | FY 2025 Form 10-K | 5

Our supply chain team manages the inbound transportation, receipt, quality assurance, regulatory compliance, storage, sorting, picking, packing and distribution of merchandise for our e-Commerce platform and store channels. Stores are typically replenished at least once per week from this facility, which provides our stores with a steady flow of both new inventory and basics replenishment that helps maintain product freshness and in-stock availability. Distribution for e-Commerce customers and retail stores is performed by third-party parcel delivery services that optimize cost and service.
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
Seasonality
While the apparel industry is generally seasonal in nature, we have not historically experienced significant seasonal fluctuations in our sales. In fiscal year 2025, no single quarter contributed more than 27% of Torrid net sales. We believe this is partly attributable to our broad merchandise offering that encourages purchasing across seasons. We believe our reduced seasonality is also attributable to the behavior of our customer, who is generally purchasing products for herself, not as gifts.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 6

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
The current U.S. trade environment has introduced significant uncertainty for Torrid and other apparel importers. Beginning in early 2025, the U.S. government announced a series of broad import tariff increases, including new and expanded duties on goods imported from major sourcing countries that collectively supply a significant portion of U.S. apparel imports. The tariff environment has remained highly fluid, with executive orders, temporary pauses, partial reversals, and ongoing negotiations between the U.S. and its trading partners creating continuing uncertainty. On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”) and following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. As a significant portion of our sourcing is from countries directly affected by the new and increased tariff rates, these developments have increased our cost of goods sold and impacted our gross margins. We are actively monitoring the tariff environment and taking steps to mitigate the impact of higher duties on our business. These steps include, but are not limited to, diversifying our sourcing network across additional countries and manufacturing partners, engaging with our vendor base to negotiate cost-sharing arrangements, evaluating potential adjustments to our product mix and pricing strategy, and accelerating review of duty-advantaged trade programs. There can be no assurance that these mitigation efforts will fully offset the impact of increased tariffs on our product costs, margins, or results of operations. While importation of goods from foreign countries from which we buy our products may be subject to embargo by U.S. customs authorities if shipments exceed quota limits, we closely monitor import quotas and believe we have the sourcing network to efficiently shift production to factories located in countries with available quotas. The existence of import quotas has, therefore, not had a material adverse effect on our business. For more information, see “Risk Factors—Risks Related to Government Regulation and Litigation—Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or otherwise change the way we do business” and “Risk Factors—Risks Related to the Manufacturing, Processing and Supply of Our Products—The interruption of the flow of merchandise from international manufacturers could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs, and other charges on imports and exports.”
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 7

For example, the European Union (“EU”) and United Kingdom (“UK”), have adopted strict data privacy and security regulations. The General Data Protection Regulation (EU 2016/679) (“EU GDPR”), effective May 2018, and the EU GDPR as it forms part of the laws of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union Withdrawal Act 2018 (“UK GDPR” and together with the EU GDPR, the “GDPR”), have compliance obligations applicable to businesses without an establishment in the EU, the European Economic Area (“EEA”) or the UK, but that either (i) offer their goods or services to individuals located in the EU, EEA or UK, or (ii) monitor the behavior of individuals located in the EU, EEA or UK. As a result, it is possible the UK GDPR and/or EU GDPR may apply to us.
In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, on January 1, 2023, the California Privacy Rights Act (the “CPRA”) amendments to the California Consumer Privacy Act of 2018 (the “CCPA”) came into force. Among other operational requirements for covered companies, the CCPA mandates that covered companies provide new disclosures to California consumers and afford such consumers data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request correction or deletion of such personal information, and the right to request to opt-out of certain sales, or disclosures for the purposes of cross-context behavioral advertising, of such personal information. The California Attorney General and a standalone California data privacy agency, the California Privacy Protection Agency, can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. We continue to monitor and update our privacy policy and procedures as additional states implement new data privacy and security laws. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Additionally, the Federal Trade Commission (“FTC”) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose expanded standards for the online collection, use, dissemination and security of data.
We may publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. For example, our compliance with our privacy policies and our general consumer data privacy and security practices may be subject to review by the FTC, which may bring enforcement actions to challenge allegedly unfair and deceptive trade practices, including the violation of privacy policies and representations or material omissions therein.
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
Available Information
We make available on our website (investors.torrid.com) under “Financials” our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish them to the SEC. The information contained in, or that can be accessed through, our website is not part of, or incorporated by reference in, this Form 10-K. The SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Torrid Holdings Inc. | FY 2025 Form 10-K | 8

The charters for committees of our Board of Directors (Audit, Compensation and Nominating and Corporate Governance Committees), our Corporate Governance Guidelines and our Code of Business Conduct are also available on our website (investors.torrid.com) under “Governance, Governance Documents.”
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 9

Item 1A. Risk Factors.
An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the financial and other information contained in this Form 10-K, including our financial statements and the related notes and under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” before you decide to purchase, hold or sell shares of our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. As a result, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock. Additionally, the risks and uncertainties described in this Form 10-K or in any document incorporated by reference herein are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.
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
•the negative impact on our revenue and profitability as a result of the imposition of new or increased duties or tariffs on goods from the countries where we manufacture our merchandise which, among other things, could limit our ability to manufacture products in cost-effective countries and require us to absorb costs or pass costs on customers;
•the interruption of the flow of merchandise from international manufacturers;
•our growth strategy, including our retail store optimization strategy;
•our inability or failure to identify, adapt or respond to new trends and consumer shopping preferences, including the increasing use of GLP-1 medications;
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
•our failure to develop and maintain a relevant and reliable omni-channel experience for our customers;
•our failure to find employees that reflect our brand image and embody our culture;
•our failure to effectively utilize information systems and implement new technologies or misuse or unauthorized use of these systems and technologies, including artificial intelligence and machine learning technologies;
•price volatility and lack of availability of raw materials to manufacture our products and impact on transportation and labor costs;
•exposure to risks inherent in doing business globally as a result of sourcing a significant amount of our products from various countries;
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
•our inability to protect our trademarks or other intellectual property rights;
Torrid Holdings Inc. | FY 2025 Form 10-K | 10

•our substantial indebtedness and lease obligations;
•our dependency on key members of our executive management team; and
•ongoing or threats of war, terrorism and other catastrophes, including natural disasters, that could negatively impact our business.
Risks Related to Our Business
Our business is sensitive to consumer spending and general economic conditions, and an economic slowdown or inflationary pressures could adversely affect our financial performance.
Consumer purchases of discretionary items, including our products, generally decline during recessionary periods and other periods where disposable income is adversely affected. Our performance is subject to factors that affect domestic and worldwide economic conditions, particularly those that affect our target demographic. These factors may include unemployment rates, levels of consumer and student debt, the availability of consumer credit, healthcare costs, reductions in net worth, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, inflation, consumer confidence, the value of the United States dollar versus foreign currencies and other macroeconomic factors, such as the economic disruption caused by a global pandemic. Deterioration in economic conditions or increasing unemployment levels may reduce the level of consumer spending and inhibit consumers’ use of credit, which may adversely affect our net sales and profits. In recessionary periods, we may have to increase the number of promotional sales or otherwise dispose of inventory for which we have previously paid to manufacture, which could adversely affect our profitability in those periods. Weakened economic conditions and a slowdown in the economy could also adversely affect shopping center traffic and new shopping center development, which could materially adversely affect us.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 11

Our business is dependent upon our ability to identify and respond to changes in customer preferences and other related factors. Our inability to identify or respond to these new trends may lead to inventory markdowns and write-offs, which could adversely affect our business and our brand image.
Our target market of approximately 30 to 44-year-old plus- and mid-size women has stylistic preferences that cannot be predicted with certainty and is subject to change. Our success depends in large part upon our ability to effectively identify and respond to changing product trends and consumer demands among this segment, and to translate market trends into appropriate, salable product offerings. In particular, the increasing use of GLP-1 medications may impact demand for our plus-size products as consumer preferences and body shapes evolve, potentially leading to inventory management challenges, markdowns, or lost sales. Our failure to identify and react appropriately to new and changing product trends or tastes, to accurately forecast demand for certain product offerings or an overall decrease in the demand for plus- and mid-size products could lead to, among other things, excess or insufficient amounts of inventory, markdowns and write-offs, which could materially adversely affect our business and our brand image. Because our success depends significantly on our brand image among our target segment, damage to our brand image as a result of our failure to identify and respond to changing product trends could have a material negative impact on our business. Additionally, as a direct-to-consumer brand focusing on plus- and mid-size women, we may not effectively identify product trends that appeal to our target segment or successfully adapt product trends prevailing in the market more broadly to this target segment. While we believe we have a flexible supply chain, we often enter into agreements for the manufacture and purchase of merchandise well ahead of the season in which that merchandise will be sold. Therefore, we are vulnerable to changes in consumer preferences and demand between the time we design and order our merchandise and the season in which this merchandise will be sold. Inventory levels for certain merchandise styles may exceed planned levels, leading to higher markdowns to sell through excess inventory and, therefore, lower than planned margins. Conversely, if we underestimate consumer demand for our merchandise, or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may negatively impact customer relationships, diminish brand loyalty and result in lost sales.
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
We face substantial competition in the plus- and mid-size women’s apparel industry from both specialty and general retailers, including department stores, mass merchants, regional retail chains, web-based stores and other direct retailers that engage in the retail sale of apparel, accessories, footwear and other similar product categories. We compete with these businesses for customers, vendors, digital marketing channels, suitable store locations and personnel. We compete on the basis of a combination of factors, including among others, our knowledge of and focus on our target segment, price, breadth, quality, commercial relevance, fit and style of merchandise offered, in-store experience, level of customer service, ability to identify and offer new and emerging product trends and brand image.
Torrid Holdings Inc. | FY 2025 Form 10-K | 12

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
We also compete with other retailers for talent. The competition for retail talent is increasing, and we may not be able to secure the talent we need to operate our stores without increasing wages. We cannot assure you that we will continue to be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on us.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 13

If we are unable to successfully adapt to consumer shopping preferences and develop and maintain a relevant and reliable omni-channel experience for our customers, our financial performance and brand image could be adversely affected.
We are continuing to grow our omni-channel business model, and as we optimize our retail store footprint and enhance our e-Commerce presence, we must further anticipate and implement innovations in customer experience and logistics to appeal to customers who increasingly rely on multiple channels to meet their shopping needs. Our customers are increasingly using computers, tablets and smartphones to make purchases online and to help them in making purchasing decisions when in our stores. Our customers also engage with us online through our social media channels, including Facebook, Instagram, Pinterest, TikTok, YouTube and Twitter, by providing feedback and public commentary about all aspects of our business. Omni-channel retailing is rapidly evolving, and our success depends on our ability to anticipate and implement innovations in customer experience and logistics in order to appeal to customers who increasingly rely on multiple channels to meet their shopping needs. If for any reason we are unable to implement our omni-channel initiatives or provide a convenient and consistent experience for our customers across all channels that provides the products they want, when and where they want them, then our financial performance and brand image could be adversely affected.
Our growth strategy, including our retail store optimization strategy, is dependent on a number of factors, any of which could strain our resources or delay or prevent the successful penetration into new markets.
As we close stores and enhance our e-Commerce presence, we face risks related to achieving expected cost savings, mitigating revenue impacts from reduced store presence, and successfully shifting customer engagement to digital channels. Additional factors required for the successful implementation of our growth strategy include, but are not limited to, continuing to operate an effective e-Commerce platform, implementing initiatives to improve our existing operations and reduced store fleet, and to the extent we open new stores, obtaining desirable store locations, negotiating acceptable leases, completing projects on budget, supplying proper levels of merchandise and successfully hiring and training store managers and sales associates. In order to optimize profitability for our remaining store fleet, we must choose store sites, execute favorable real estate transactions on terms that are acceptable to us, hire competent personnel and effectively operate these stores. We historically have received landlord allowances for store build outs, which offset certain capital expenditures we must make to open a new store. If landlord allowances cease to be available to us in the future or are decreased, opening new stores or maintaining existing stores would require increased capital outlays, which could adversely affect our ability to continue investing in our business.
While we believe the opportunity exists to optimize our remaining store footprint without competing with our existing units, to the extent we open new stores in markets where we have existing stores, our existing stores in those markets may experience reduced net sales. Any planned growth will also require additional infrastructure for the development, maintenance and monitoring of the selected growth strategy. If we fail to continue to improve our infrastructure, we may be unable to implement our growth strategy, including our retail store optimization strategy, or maintain current levels of operating performance in our existing stores.
Our growth plans will place increased demands on our financial, operational, managerial and administrative resources. These increased demands may cause us to operate our business less efficiently, which in turn could cause deterioration in the performance of our e-Commerce operations or existing stores.
Executing our growth plans and achieving our objectives are dependent upon our ability to successfully execute against such plans and objectives. There can be no guarantee that these plans or objectives will result in improved operating results or an increase in the value of the business.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 14

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
Torrid Holdings Inc. | FY 2025 Form 10-K | 15

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
Failure to effectively utilize information systems, implement new technologies, and manage AI-related risks could disrupt our business or reduce our sales or profitability.
We rely extensively on various information systems, including data centers, hardware and software and applications to manage many aspects of our business, including to process and record transactions in our stores, to enable effective communication systems, to track inventory flow, to manage logistics and to generate performance and financial reports. These various systems are substantially operated by our services provider, and we rely on them for efficient and consistent operations of these systems. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems. Our computer systems and the third-party systems we rely on are also subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses, malware, phishing or distributed denial-of-service attacks; security breaches; cyber-attacks; catastrophic events such as fires, floods, earthquakes, tornadoes and hurricanes; acts of war or terrorism and design or usage errors by our associates or contractors. The increasing use of artificial intelligence (“AI”) and machine learning technologies also introduces new risks, such as AI-driven system failures, data biases, potential vulnerabilities to AI-specific threats, AI model drift, explainability issues, and potential liability for AI-related errors or biases. Compromises, interruptions or shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 16

Unauthorized disclosure of sensitive or confidential information, whether through a breach of our computer system or otherwise, could severely hurt our business.
Some aspects of our business, like that of most direct-to-consumer businesses, involve the receipt, storage and transmission of customers’ personal information, consumer preferences and payment card information, including in relation to our private label credit card, as well as confidential information about our associates, our suppliers and our Company, some of which is entrusted to third-party service providers and vendors. We increasingly rely on commercially available systems, software, tools (including encryption technology) and monitoring to provide security and oversight for processing, transmission, storage and the protection of confidential information. Despite the security measures we have in place, our facilities and systems, and those of third parties with which we do business, may be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Additionally, as a result of state-sponsored cyber threats including those stemming from the Russian invasion of Ukraine, we may face increased cybersecurity risks as companies in the United States and its allied countries have become targets of malicious cyber activity.
Electronic security attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high-profile electronic security breaches leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies. Attempts by computer hackers or other unauthorized third parties to penetrate or otherwise gain access to our computer systems or the systems of third parties with which we do business through fraud or other means of deceit, if successful, may result in the misappropriation of personal information, payment card or check information or confidential business information. Such incidents have been attempted and have occurred in the past and may occur in the future. No incidents to date have had a material impact on the Company. Hardware, software or applications we utilize may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. In addition, our associates, contractors or third parties with which we do business or to which we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information and may purposefully or inadvertently cause a breach involving such information. Despite advances in security hardware, software and encryption technologies, the methods and tools used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We are implementing and updating our processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever- evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems, procedures, controls and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 17

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
Torrid Holdings Inc. | FY 2025 Form 10-K | 18

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
Torrid Holdings Inc. | FY 2025 Form 10-K | 19

The interruption of the flow of merchandise from international manufacturers could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs, and other charges on imports and exports.
We purchase the majority of our merchandise outside of the United States, and trade matters, including the impact of current or potential tariffs by the United States, may disrupt our supply chain and adversely affect our business, financial condition, and results of operations. The United States has enacted significant changes to its trade policy and imposed or proposed substantial tariffs on imported goods from a number of countries, which have increased our cost of goods sold and impacted our gross margins. Following recent trade announcements and negotiations, unless otherwise exempted or subject to a different rate, all imports into the United States are currently subject to a tariff of at least 10 percent, and many of our sourcing countries are currently subject to significantly higher country-specific reciprocal tariffs. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed and timing of the tariffs.
Changes in trade policies, including the imposition of tariffs or duties, could also lead to retaliatory actions by other countries, which could further increase our costs and disrupt our supply chain. Through enterprise risk management, we continue to evaluate the impact of current and potential tariffs on our supply chain, costs, sales, and profitability, as well as our strategies to mitigate negative impacts. We cannot predict whether the countries in which our merchandise is manufactured, or may be manufactured in the future, will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type or effect of any such restrictions. In addition, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade restrictions will be successful in whole or in part. To the extent that our supply chain, costs, sales, or profitability are negatively impacted by these tariffs or other trade restrictions, or if there is an escalation of tariffs or other trade restrictions, our business, financial condition and results of operations may be adversely affected.
On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the IEEPA. The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. We will continue to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations, but we can provide no assurance that we will be able to offset any increased costs or other adverse impacts through pricing actions, sourcing changes, or other measures.
Other events that could also cause disruptions to our supply chain include:
•quotas imposed by bilateral textile agreements;
•Significant fluctuations in the value of the U.S. dollar against foreign currencies;
•natural disasters;
•public health issues and epidemic diseases, their effects (including any disruptions they may cause) or the perception of their effects;
•theft;
•terrorist threats such as pirate attacks at sea and other rogue activity;
•restrictions on the transfer of funds;
•the financial instability or bankruptcy of manufacturers; and
•U.S. or foreign labor strikes, work stoppages, boycotts, or port congestion.
Trade restrictions and other events that could cause disruptions to our supply chain may increase the cost or reduce or delay the supply of apparel available to us and adversely affect our business, financial condition or results of operations.
Torrid Holdings Inc. | FY 2025 Form 10-K | 20

Sourcing our product receipts from various countries exposes us to risks inherent in doing business globally.
We source a significant amount of our product receipts from various countries, which exposes us to risks inherent in doing business in such countries. Although we are actively diversifying our product sourcing options, including from China, where we received approximately 19% of our products in fiscal year 2025 and approximately 11% as of March 2026, we may continue to source a meaningful portion of our product receipts from these foreign countries for the foreseeable future, and changes in labor costs, laws, and regulations in these countries could increase our costs and disrupt our supply chain. Our manufacturing partners outside of these countries may source their own raw materials from third parties in other countries.
Sourcing our product receipts from these countries exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in these countries, both nationally and regionally, is fluid and unpredictable. Our ability to source product receipts may be adversely affected by changes in U.S. and foreign laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to source our product receipts, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. Furthermore, the third parties we rely on in other countries may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products or other misappropriation of our proprietary rights. Disruptions to our supply chain could impact our ability to source products in a timely manner. Such disruptions could result from temporary closures of third-party supplier and manufacturer facilities, restrictions on the export or shipment of our products or significant cutback of ocean container delivery. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.
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
If we encounter difficulties associated with our distribution facility or our facility were to shut down for any reason, including as a result of fire or other natural disaster, public health issues or work stoppage, we could face shortages of inventory, resulting in “out of stock” conditions in our stores, incur significantly higher costs and longer lead times associated with distributing our products to both our stores and e-Commerce customers and experience dissatisfaction from our customers. Any of these outcomes could have a material adverse effect on our business and harm our reputation.
In addition to our distribution facility, our corporate office is also vulnerable to damage from natural disasters, fire, public health issues and other unexpected events which could cause us to experience significant disruption in our business, resulting in lost sales and productivity, and causing us to incur significant costs to repair, any of which could have a material adverse effect on our business.
Torrid Holdings Inc. | FY 2025 Form 10-K | 21

We rely upon independent third-party transportation providers for substantially all our product shipments and are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver on a timely basis.
We currently rely upon independent third-party transportation providers for substantially all our product shipments, including shipments to our distribution center, to and from all of our stores and to our customers. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather which may impact a shipping company's ability to provide delivery services that adequately meet our shipping needs. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries, and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current independent third-party transportation providers which, in turn, would increase our costs.
Risks Related to Government Regulation and Litigation
Failure to comply with foreign and domestic laws and regulations and industry standards relating to privacy, data protection, advertising and consumer protection, or the expansion of current or the enactment of new laws, regulations or industry standards relating to privacy, data protection, advertising and consumer protection, could adversely affect our business, financial condition, and results of operations.
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
Laws, regulations and industry standards (including, for example, the Payment Card Industry Data Security Standard, or “PCI-DSS”) relating to privacy, data protection, marketing and advertising and consumer protection continue to evolve as new, increasingly restrictive legislation and regulations are coming into force and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, standards, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject, contracts by which we are bound, or other obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities, customers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain data sets. Any such claims, proceedings or actions may also hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of customers, suppliers or vendors and result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Further, we may publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair or misrepresentative of our practices, then we may be subject to investigation, enforcement actions by regulators or other adverse consequences. For example, our compliance with our privacy policies and our general consumer data privacy and security practices may be subject to review by the FTC, which may bring enforcement actions to challenge allegedly unfair and deceptive trade practices, including the violation of privacy policies and representations or material omissions therein.
Torrid Holdings Inc. | FY 2025 Form 10-K | 22

Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookie” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government has enacted, has considered or is considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and, consequently, materially and adversely affect our business, financial condition, and results of operations.
In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, on January 1, 2023, the CPRA amendments to the CCPA came into force. Among other operational requirements for covered companies, the CCPA mandates that covered companies provide new disclosures to California consumers and afford such consumers data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request correction or deletion of such personal information, and the right to request to opt-out of certain sales, or disclosures for the purposes of cross-context behavioral advertising, of such personal information. The California Attorney General and a standalone California data privacy agency can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. We continue to monitor and update our privacy policy and procedures as additional states implement new data privacy and security laws. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Additionally, the FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose expanded standards for the online collection, use, dissemination and security of data.
Foreign privacy laws are also undergoing a period of rapid change, have become more stringent in recent years and may increase the costs and complexity of offering our products and services in new geographies. In Canada, where we operate, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various provincial laws require that companies give detailed privacy notices to consumers; obtain consent to use personal information, with limited exceptions; allow individuals to access and correct their personal information; and report certain data breaches. In addition, Canada’s Anti-Spam Legislation (“CASL”) prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with PIPEDA, CASL or provincial privacy or data protection laws could result in significant fines and penalties or possible damage awards.
In addition, the data protection landscape in the EU, EEA and UK is continually evolving and in some cases, laws or regulations in one country may be inconsistent with, or contrary to, those of another country. Tracking existing data privacy laws and regulations, new data privacy laws and regulations, and changes to the same over time, together with implementing compliance measures may result in possible significant operational costs for internal compliance and risks to our business. Compliance with the GDPR may require adhering to stringent legal and operational obligations and therefore the dedication of substantial time and financial resources by the business, which may increase over time (in particular in relation to any transfers of any personal data of European or UK residents to third parties located in certain jurisdictions). Failure to comply with the GDPR may lead to the business incurring fines and/or facing other enforcement action or reputational damage. For example, failure to comply with the GDPR, depending on the nature and severity of the breach (and with a requirement on regulators to ensure any enforcement action taken is proportionate), could (in the worst case) incur regulatory penalties of up to the greater of (i) €20 million / £17.5 million (as applicable); and (ii) 4% of an entire group’s total annual worldwide turnover, as well as the possibility of other enforcement actions (such as suspension of processing activities and audits), and liabilities from third-party claims.
Torrid Holdings Inc. | FY 2025 Form 10-K | 23

Further, we are subject to the PCI-DSS, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. We rely on vendors to handle PCI-DSS matters and to ensure PCI-DSS compliance. Despite our compliance efforts, we may become subject to claims that we have violated PCI-DSS, based on past, present, and future business practices, which could have an adverse impact on our business and reputation.
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
Our business, results of operations or competitive position may be adversely affected by new regulations affecting certain of our major commercial partners, including our third-party financing company that solely owns the accounts issued under our private label credit card (“PLCC”) program. In March 2024, the CFPB issued a final rule to amend Regulation Z to mandate significant decreases in credit card late fees and eliminate annual inflation adjustments for late fee safe harbor amounts. In May 2024, the United States District Court for the Northern District of Texas issued a preliminary injunction prohibiting the order from taking effect and the rule was vacated on April 15, 2025. Although the CFPB remains active, its operations have been significantly impacted by the actions of the current administration, including a directive in 2025 to halt most activities. Future rules issued by the CFPB could result in a reduction of income streams to our third-party financing company that may alter the profitability of our agreements with them. Such changes could also affect our ability or willingness to provide certain products or services, necessitate changes to our business practices or have an adverse effect on our results of operations.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 24

There are claims made against us from time to time that can result in litigation or regulatory proceedings which could distract management from our business activities and result in significant liability.
We face the risk of litigation and other claims against us. Litigation and other claims may arise in the ordinary course of our business and include commercial disputes, intellectual property disputes, such as trademark, copyright and patent infringement disputes, consumer protection and privacy matters, product-related allegations and premises liability claims. In addition, we could face a wide variety of employee related claims against us, including wage and hour, general discrimination, privacy, labor and employment, ERISA and disability claims.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 25

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
Additionally, recent political developments have introduced greater uncertainty with respect to tax and trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. Further major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise could have a material adverse effect on our business, results of operations and liquidity. See also “—We source a significant amount of our product receipts from various countries, which exposes us to risks inherent in doing business in such countries.”
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, which introduced significant changes to federal tax law, including modifications to foreign tax credits, global intangible low-taxed income (GILTI), foreign-derived intangible income (FDII), and the base erosion and anti-abuse tax (BEAT), among other provisions. While we do not currently anticipate that these changes will have a material impact on our business, we continue to monitor developments and are awaiting further guidance from the U.S. Department of the Treasury. We cannot predict whether additional legislative or regulatory changes will occur or the ultimate impact of such changes on our business. Future changes may materially and adversely impact our business, financial condition, and results of operations.
Additionally, certain aspects of U.S. tax law may prompt foreign jurisdictions to enact additional, potentially unfavorable, tax legislation. Numerous countries have enacted the Organization for Economic Cooperation and Development’s (OECD) model rules on a global minimum tax of 15%. Several countries, including European Union member states, have enacted or are expected to enact legislation implementing the global minimum tax. Based on guidance available to date, we do not expect these changes to have a material impact on our consolidated financial statements. However, we will continue to evaluate the effects of these developments as additional guidance and clarification become available. As these rules are implemented in jurisdictions where we operate, our tax liabilities could increase, which may negatively impact our provision for income taxes. The evolving and increasingly complex global tax environment has in the past, and may continue to, increase tax uncertainty, resulting in higher compliance costs and potential adverse effects on our financial performance.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 26

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
The laws of certain foreign countries may not protect the use of unregistered trademarks to the same extent as do the laws of the United States. As a result, international protection of our brand image may be limited and our right to use our trademarks outside the United States could be impaired. Other persons or entities may have rights to trademarks that contain portions of our marks or may have registered similar or competing marks for apparel and/or accessories in foreign countries in which our vendors source our merchandise. There may also be other prior registrations of trademarks identical or similar to our trademarks in other foreign countries of which we are not aware. Accordingly, it may be possible for others to prevent the manufacture of our branded goods in certain foreign countries or the sale or exportation of our branded goods from certain foreign countries to the United States. If we were unable to reach a licensing arrangement with these parties, our vendors may be unable to manufacture our products in those countries. Our inability to register or maintain our trademarks or purchase or license the right to use the relevant trademarks or logos in these jurisdictions could limit our ability to obtain supplies from less costly markets or penetrate new markets in jurisdictions outside the United States.
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
On June 14, 2021, we entered into a term loan credit agreement (the “Term Loan Credit Agreement”) in an initial aggregate amount of $350.0 million, which has a maturity date of June 14, 2028, and used borrowings thereunder to, among other things, repay and terminate an original term loan credit agreement. On May 24, 2023, we entered into an amendment to the Term Loan Credit Agreement (the “Amended Term Loan Credit Agreement”). As of January 31, 2026, we had $272.4 million of outstanding indebtedness under the Amended Term Loan Credit Agreement, net of unamortized original issue discount (“OID”) and debt financing costs. In May 2015, we entered into a credit agreement for a senior secured asset-based revolving credit facility which has been subsequently amended (“ABL Facility”), including extending the maturity of the ABL Facility to the earlier of (i) August 1, 2030 or (ii) the date that is 91 days prior to the maturity of any material indebtedness (as defined in the ABL Facility). The ABL Facility currently would mature 91 days prior to June 14, 2028, the maturity date of the Amended Term Loan Credit Agreement. As of January 31, 2026, we had $31.0 million of outstanding indebtedness under the ABL Facility. For a description of our debt service obligations, including mandatory repayments, under the Amended Term Loan Credit Agreement and ABL Facility, see “Note 10—Debt.” Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant lease obligations. As of January 31, 2026, the estimated annual future occupancy payments for lease terms that include periods covered by options to extend some of our leases was $175.3 million. Our indebtedness and lease obligations could have other important consequences to you and significant effects on our business. For example, it could:
•increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
Torrid Holdings Inc. | FY 2025 Form 10-K | 27

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
A failure by us or our subsidiaries to comply with the covenants under the Amended Term Loan Credit Agreement or the ABL Facility or to maintain the required financial ratios contained in the ABL Facility could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Additionally, a default by us under the Amended Term Loan Credit Agreement, the ABL Facility or an agreement governing any other future indebtedness may trigger cross-defaults under the Amended Term Loan Credit Agreement, the ABL Facility or any other future agreements governing our indebtedness. Upon the occurrence of an event of default or cross-default under any of the present or future agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern. See “Note 10—Debt.”
Torrid Holdings Inc. | FY 2025 Form 10-K | 28

Risks Related to Ownership of Our Common Stock
We are a “controlled company” and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. In addition, Sycamore’s interests may conflict with our interests and the interests of other stockholders.
As of January 31, 2026, Sycamore Partners Management, L.P. (“Sycamore”) controlled the voting power of a majority of our common stock. As a result, we are a “controlled company” within the meaning of the applicable stock exchange corporate governance standards. Under the rules of the NYSE, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including:
•the requirement that a majority of our Board of Directors (the “Board”) consists of independent directors;
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
The interests of Sycamore and its affiliates, which include Hot Topic Inc. (“Hot Topic”), could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by Sycamore could delay, defer or prevent a change of control of our Company or impede a merger, takeover or other business combination which may otherwise be favorable for us and our other stockholders. Additionally, Sycamore is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly, with us. Sycamore may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Sycamore continues to directly or indirectly own a significant amount of our common stock, even if such amount is less than a majority thereof, Sycamore will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.
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
•actions by our stockholders;
Torrid Holdings Inc. | FY 2025 Form 10-K | 29

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
•prohibit stockholder action by written consent from and after the date on which Sycamore, Sycamore Partners Torrid, L.L.C. and each of their respective affiliates cease to beneficially own at least 50% of the total voting power of all then outstanding shares of our common stock (the “Trigger Event”) unless such action is recommended by all directors then in office;
•provide that our Board is expressly authorized to make, alter, or repeal our bylaws and that from and after the Trigger Event our stockholders may only amend our bylaws with the approval of 75% or more of all of the outstanding shares of our capital stock entitled to vote; and
Torrid Holdings Inc. | FY 2025 Form 10-K | 30

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
If we are unable to design, implement and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), we may not be able to report our financial results in a timely and reliable manner, which could have a material adverse effect on our business and stock price.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 31

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
Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our Company, (2) action asserting a claim of breach of a fiduciary duty owed by any director or officer of our Company to the Company or the Company’s stockholders, (3) action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or our amended and restated bylaws, or (4) action asserting a claim against us or any director or officer of the Company governed by the internal affairs doctrine. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation will provide that, unless we consent in writing to the selection of an alternate forum, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. We note that there is uncertainty as to whether a court would enforce the choice of forum provision with respect to claims under the federal securities laws, and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 32

General Risk Factors
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified Board members.
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
Public health crises, war, terrorism and other catastrophic events could negatively impact our customers, places where we do business and our expenses.
The threat of armed conflicts, war, political instability, terrorism, heightened security and military action in response to this threat, any future acts of terrorism, and significant natural disasters, public health issues or other catastrophic events may cause disruptions and create uncertainties that affect our business. To the extent that such disruptions or uncertainties negatively impact commercial transportation and shipping, shopping patterns and/or shopping center traffic, or adversely affect consumer confidence or the economy in general, our business, operating results and financial condition could be materially and adversely affected. A significant natural disaster, public health crises or other catastrophic event affecting our facilities and financial performance could materially adversely affect our supply chain, our information systems, workforces, customers, consumer sentiment and other aspects of our operations. Such events may also affect the local, regional and global economies, financial markets and businesses in the countries in which we operate. Such disruptions, as well as poor economic conditions generally, may lead to a decline in the sales and operating results of our omni-channel business. A decline in the sales and operating results could in turn materially and adversely affect our ability to pursue our growth strategy, which would reduce our future sales and profit margins.

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 33

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
We assess our information security program using an industry-leading cybersecurity framework, the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). A risk assessment along with risk-based analysis and judgment are used to select security controls to address risks. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on us and others if a risk materializes, feasibility and cost of controls and impact of controls on operations.
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
Impact of cybersecurity risks on business strategy, results of operations or financial condition
Torrid (or the third parties it relies on) may not be able to fully, continuously, or effectively implement security controls as intended. As described above, we utilize a risk-based approach and judgment to determine whether and how to implement certain security controls and it is possible that we may not implement the necessary controls if we are unable to recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate cybersecurity risks. Cybersecurity events, when detected by security tools or third parties, may not always be identified immediately or addressed in the manner intended by our cybersecurity incident response plan. While we maintain cyber risk insurance, the costs relating to certain kinds of security incidents could be substantial, and our insurance may not be sufficient to cover all losses related to any future incidents involving our data or systems. See “Risks Related to Our Business” in Item 1A, “Risk Factors” in this Form 10-K for a discussion of cybersecurity risks that may materially impact us.
Torrid Holdings Inc. | FY 2025 Form 10-K | 34

Based on the information available as of the date of this Form 10-K, no material risks from known cybersecurity incidents have, either individually or in the aggregate, materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. There is no guarantee that any risks from cybersecurity threats will not materially affect us in the future.
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
Our cybersecurity risk management and strategy processes are led by our COO, assisted by our Director, IT Network and Security. Together, they have over 20 years of combined professional experience in various roles across multiple industries involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, and managing multiple industry and regulatory compliance environments.
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
Item 2. Properties.
We are headquartered in City of Industry, California. Our principal executive offices are leased under a lease agreement expiring in 2027, with an option to renew thereafter. We lease a 750,000 square foot distribution facility located in West Jefferson, Ohio. The lease agreement expires in 2030, with options to renew thereafter. We do not own any real property.
As of January 31, 2026, we operated 483 stores in 50 U.S. states, Puerto Rico and Canada. Our stores are located primarily in premium malls, strip centers, lifestyle centers or outlet locations. They perform consistently across all formats because, we believe, our stores serve as a shopping destination for our customers and are therefore less dependent on broader traffic trends. The average size of our stores is approximately 3,200 square feet. All of our stores are leased from third parties, and we expect new leases to have initial terms of eight years based on current discussions. A majority of our store leases, including all new leases signed since fiscal year 2013 include performance-based early termination provisions or “kickout” clauses. These clauses provide us the contractual flexibility to exit a store or renegotiate rent in the event a store’s performance deteriorates. Substantially all of our current leases will have a termination or kickout within three years of the end of fiscal year 2025, providing us with significant flexibility. The average remaining lease term was 2.4 years as of January 31, 2026, before the assumed benefit of kickout clauses. Assuming termination of each lease at the earlier of its first available kickout date or full term, the average remaining lease term was 1.7 years as of January 31, 2026. Substantially all of our store leases also include early termination provisions based on co-tenancy requirements for the shopping center. As of January 31, 2026, 13% of our total leases were on variable rent structures, providing additional flexibility to our store fleet going forward. A number of our leases have built-in options to extend our tenancy for periods of up to five years.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 35

The table below sets forth the number of Torrid stores by U.S. state or territory or Canadian province that we operated as of January 31, 2026.

U.S. State/Territory	Number of Stores	U.S. State/Territory	Number of Stores	U.S. State/Territory	Number of Stores
AK	2	ME	2	SC	5
AL	5	MI	13	SD	2
AR	6	MN	10	TN	12
AZ	13	MO	7	TX	45
CA	49	MS	2	UT	5
CO	8	MT	2	VA	14
CT	3	NC	13	VT	1
DE	2	ND	3	WA	13
FL	27	NE	2	WI	12
GA	11	NH	5	WV	2
HI	3	NJ	6	WY	1
IA	5	NM	5
ID	3	NV	6	Canadian Province	Number of Stores
IL	9	NY	11
IN	12	OH	20	CAN-AB	10
KS	3	OK	6	CAN-BC	5
KY	6	OR	7	CAN-MB	3
LA	3	PA	21	CAN-NB	2
MA	7	PR	3	CAN-NL	1
MD	5	RI	1	CAN-NS	3
				CAN-ON	18
				CAN-SK	2

Item 3. Legal Proceedings.
Refer to “Note 13—Commitments and Contingencies” in our consolidated financial statements included elsewhere in this Form 10-K for information regarding certain legal proceedings in which we are involved.
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
Item 4. Mine Safety Disclosures.
Not applicable.
Torrid Holdings Inc. | FY 2025 Form 10-K | 36

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange under the symbol “CURV” and began trading on July 1, 2021. Prior to that date there was no public trading market for our common stock. Our website is www.torrid.com. The number of holders of record of our common stock as of March 15, 2026 was 37. The actual number of beneficial owners of our common stock is greater than the number of record holders and includes holders whose common stock are held in street name by brokers and other nominees.
Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Torrid Holdings Inc. under the Securities Act or the Exchange Act.

The graph below presents our cumulative total shareholder returns on our common stock relative to the performance of the S&P 500 Index and the S&P Retail Select Industry Index. The graph assumes $100 was invested at the market close on July 1, 2021, which was the first day our common stock began trading and its relative performance is tracked through January 31, 2026. Data for the S&P 500 Index and the S&P Retail Select Industry Index assume reinvestment of dividends, if any. The graph uses the closing market price on July 1, 2021 of $24.15 per share as the initial value of our common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Cumulative Stock Performance Graph
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
7/1/21
1/29/22
1/28/23
2/3/24
2/1/25
1/31/26
Torrid Holdings Inc.
S&P 500
S&P Retail Select

(in dollars)	July 1, 2021	January 31, 2026
Torrid Holdings Inc.	$100.00	$4.76
S&P 500	$100.00	$160.63
S&P 500 Retail Select Industry	$100.00	$89.38
Torrid Holdings Inc. | FY 2025 Form 10-K | 37

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
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Share Repurchases
On December 6, 2021, our Board authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. During the fiscal quarter ended January 31, 2026, we did not repurchase any shares of our common stock. As of January 31, 2026, we had approximately $44.9 million remaining under the repurchase program.
On June 23, 2025, we entered into a stock repurchase agreement with Sycamore, whereby we agreed to purchase $20.0 million of shares of our common stock in a private transaction at a price per share equal to $3.32 (which was equal to the price paid by the underwriters, net of underwriting discounts and commissions, in Sycamore’s concurrent sale of shares of our common stock in a public offering). Accordingly, we repurchased 6,030,908 shares of common stock, which are being held as treasury stock. The shares repurchased in this transaction were not made under the share repurchase program.
Item 6. [Reserved]

Torrid Holdings Inc. | FY 2025 Form 10-K | 38

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly in the section entitled “Risk Factors.”
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
We have implemented a retail store optimization strategy to better align our distribution with the demands of our customers who have increasingly demonstrated a preference for our online experience. We believe this strategy will enhance our customer experience, significantly reduce our cost structure, and improve working capital and cash flow generation, allowing us to reinvest more aggressively in customer reactivation and acquisition initiatives to support long-term revenue growth. We closed 151 stores in fiscal year 2025 and intend to target up to 40 additional store closures in fiscal year 2026.
Key Financial and Operating Metrics
We use the following metrics to assess the progress of our business, inform how we allocate our time and capital, and assess the near-term and longer-term performance of our business.

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Active customers (in thousands, as of end of period)(A)	3,441	3,656	3,761
Net sales per active customer(A)	$291	$302	$306
Comparable sales(B)	(7)%	(5)%	(12)%
Number of stores (as of end of period)	483	634	655
Net (loss) income (in thousands)	$(7,034)	$16,318	$11,619
Adjusted EBITDA(C) (in thousands)	$63,577	$109,120	$106,219

(A)Active customers and net sales per active customer calculated on a preceding four quarters basis.
(B)The computation of fiscal year 2024 comparable sales compares sales in fiscal year 2024 to sales in the 52-week period ended February 3, 2024. The computation of fiscal year 2023 comparable sales compares sales in fiscal year 2023 to sales in the 53-week period ended February 4, 2023.
(C)Refer to “Results of Operations” for a reconciliation of net (loss) income to Adjusted EBITDA.
Torrid Holdings Inc. | FY 2025 Form 10-K | 39

Active Customers. We define an active customer as a distinct, identifiable customer who has completed at least one purchase transaction either in-store or online in the preceding four quarters. We are able to identify the vast majority of our customers primarily through our robust loyalty program, which gives us access to extensive customer and sales data. We have improved our customer tracking capabilities and have maintained the proportion of our net sales attributable to active customers over time. The proportion of net sales, excluding PLCC Funds (as defined below), that we are able to attribute to active customers was 97% for each of fiscal years 2025, 2024 and 2023. We view the number of active customers as a key indicator of our performance, the reach of our e-Commerce and stores platform, the value proposition and consumer awareness of our brand and our customers’ desire to purchase our products.
Net Sales per Active Customer. We define net sales per active customer for any given period as the net sales in the preceding four quarters, divided by the total number of active customers at the end of that period. We view net sales per active customer as a key indicator of our customers’ purchasing patterns, including their initial and repeat purchase behavior, and we continue to closely monitor this metric each year.
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
Adjusted EBITDA. Adjusted EBITDA is a supplemental measure of our operating performance that is neither required by, nor presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and our calculation thereof may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA represents GAAP net income (loss) plus interest expense less interest income, net of other (income) expense, plus provision for less (benefit from) income taxes, depreciation and amortization (“EBITDA”), and share-based compensation, noncash deductions and charges and other expenses. We believe Adjusted EBITDA facilitates operating performance comparisons from period to period by isolating the effects of certain items that vary from period to period without any correlation to ongoing operating performance. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting the overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and, as such, use it internally to report and analyze our results and as a benchmark to determine certain non-equity incentive payments made to executives.
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
•depreciation and amortization;
•share-based compensation;
Torrid Holdings Inc. | FY 2025 Form 10-K | 40

•noncash deductions and charges; and
•other expenses.
Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and elsewhere in this Form 10-K and in the section titled “Risk Factors.”
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
Overall Economic Trends. Our results of operations during any given period are often impacted by the overall economic conditions in the markets in which we operate. Consumer purchases of clothing generally remain constant or may increase during stable economic periods and decline during recessionary periods, inflationary periods and other periods when disposable income is adversely affected. Recent historic high rates of inflation have led to a softening of consumer demand. We have encountered inflation on our wages, transportation and product costs, and a material increase in these costs without any meaningful offsetting price increases may reduce our future profits. Government actions in various countries relating to tariffs, particularly countries in the East and Southeast Asia region, have introduced significant uncertainty to the current U.S. trade environment resulting in increased cost of goods sold and impacted gross margins. Beginning in early 2025, the U.S. government announced a series of broad import tariff increases, including new and expanded duties on goods imported from major sourcing countries that collectively supply a significant portion of our imports. The tariff environment has remained highly fluid, with executive orders, temporary pauses, partial reversals, and ongoing negotiations between the U.S. and its trading partners creating continuing uncertainty. On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the IEEPA and following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. The degree of our exposure is dependent on (among other things) the countries in which the merchandise is manufactured, rates imposed, and timing of the tariffs. Higher tariffs may adversely impact our results.
Demographic Changes. The growth of our business is impacted, in part, by the size of the plus- and mid-size population. Slower or negative growth in this demographic, specific to certain geographic markets, income levels, the increasing use of GLP-1 medications or overall, could adversely affect our results of operations.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 41

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
Investments. We have invested significantly to strengthen our business, including augmenting leadership across our organization and enhancing our infrastructure and technology in order to realize growth. We anticipate that a significant portion of our operating expenses will be attributable to our spending on advertising and marketing and hiring additional personnel primarily in marketing, product design and development, merchandising, technology, operations, customer service and general and administrative functions. We are strategically working to rebalance our store footprint, aiming for an optimal split among malls, outdoor centers and online. We will also continue to make investments to improve the customer experience both in-store and online. We believe that such investments will increase the number and loyalty of our customers and, as a result, yield positive financial performance in the long term.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 42

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
Torrid Holdings Inc. | FY 2025 Form 10-K | 43

Results of Operations
Our fiscal year ends on the Saturday nearest to January 31 and each fiscal year is generally comprised of four 13-week quarters (although in years with 53 weeks, the fourth quarter is comprised of 14 weeks). Fiscal years 2025 and 2024 were 52-week years and fiscal year 2023 was a 53-week year. Fiscal years are identified according to the calendar year in which they begin. For example, references to “fiscal year 2025” or similar references refer to the fiscal year ended January 31, 2026. A discussion regarding our results of operations for fiscal year 2025 compared to fiscal year 2024 is presented below. A discussion regarding our results of operations for fiscal year 2024 compared to fiscal year 2023 can be found under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, filed with the SEC on April 1, 2025.
Fiscal Year 2025 Compared to Fiscal Year 2024
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 31, 2026	% of Net Sales	February 1, 2025	% of Net Sales
Net sales	$1,000,092	100.0%	$1,103,737	100.0%
Cost of goods sold	652,130	65.2	690,266	62.5
Gross profit	347,962	34.8	413,471	37.5
Selling, general and administrative expenses	269,182	26.9	302,032	27.4
Marketing expenses	57,378	5.7	54,231	4.9
Income from operations	21,402	2.2	57,208	5.2
Interest expense	31,844	3.2	35,633	3.2
Interest income, net of other (income) expense	(882)	(0.1)	(28)	0.0
(Loss) income before income taxes	(9,560)	(0.9)	21,603	2.0
(Benefit from) provision for income taxes	(2,526)	(0.3)	5,285	0.5
Net (loss) income	$(7,034)	(0.6)%	$16,318	1.5%
The following table provides a reconciliation of net (loss) income to Adjusted EBITDA for the periods presented (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025
Net (loss) income	$(7,034)	$16,318
Interest expense	31,844	35,633
Interest income, net of other (income) expense	(882)	(28)
(Benefit from) provision for income taxes	(2,526)	5,285
Depreciation and amortization(A)	34,618	35,721
Share-based compensation(B)	5,208	7,634
Noncash deductions and charges(C)	347	347
Other expenses(D)	2,002	8,210
Adjusted EBITDA	$63,577	$109,120

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)Share-based compensation in fiscal years 2025 and 2024 includes $0.3 million and $3.0 million, respectively, for awards that will be settled in cash as they are accounted for similar to awards settled in shares in accordance with ASC 718, Compensation—Stock Compensation.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 44

Net Sales
Net sales for fiscal year 2025 decreased $103.6 million, or 9.4%, to $1,000.1 million from $1,103.7 million for fiscal year 2024. This decrease was primarily driven by a decrease in sales transactions and sales transaction values. The total number of stores we operate decreased by 151 stores, or 23.8%, to 483 stores at the end of fiscal year 2025, from 634 stores at the end of fiscal year 2024, primarily due to the implementation of our retail store optimization strategy.
Gross Profit
Gross profit for fiscal year 2025 decreased $65.5 million, or 15.8%, to $348.0 million, from $413.5 million for fiscal year 2024. Gross profit as a percentage of net sales decreased 2.7% to 34.8% in fiscal year 2025 from 37.5% in fiscal year 2024. The decrease in gross profit was primarily driven by a decrease in net sales. The decrease in gross profit as a percentage of net sales was primarily driven by a decrease in net sales, increased merchandising payroll costs and store depreciation expense, and the deleverage of store occupancy costs as a result of lower net sales. In addition, new and increased tariffs on goods from the countries where we manufacture our merchandise had a negative impact on our gross profit for fiscal year 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for fiscal year 2025 decreased $32.9 million, or 10.9%, to $269.2 million, from $302.0 million for fiscal year 2024. The decrease was primarily due to a $14.4 million decrease in store and e-Commerce payroll costs, a $6.3 million decrease in performance bonuses, a $5.6 million decrease in other store operating costs, a $4.1 million decrease in headquarters general and administrative expenses, and a $2.4 million decrease in share-based compensation. Selling, general and administrative expenses as a percentage of net sales decreased 0.5% to 26.9% in fiscal year 2025 from 27.4% in fiscal year 2024. The decrease was primarily driven by decreased store and e-Commerce payroll costs, performance bonuses, other store operating costs, and share-based compensation, partially offset by the deleverage of headquarters general and administrative expenses as a result of lower net sales.
Marketing Expenses
Marketing expenses for fiscal year 2025 increased $3.1 million, or 5.8%, to $57.4 million, from $54.2 million for fiscal year 2024. Marketing expenses as a percentage of net sales increased 0.8% to 5.7% in fiscal year 2025 from 4.9% in fiscal year 2024. The increase in both marketing expenses and marketing expenses as a percentage of net sales was primarily driven by increased retargeting, photographic production, social media spend, and payroll expenses associated with our marketing team, partially offset by decreased spend on our model search campaign.
Interest Expense
Interest expense was $31.8 million for fiscal year 2025, compared to $35.6 million for fiscal year 2024. The decrease was primarily due to a decrease in the variable interest rate and a lower balance on the Amended Term Loan Credit Agreement resulting from principal payments.
Benefit from/Provision for Income Taxes
The benefit from income taxes for fiscal year 2025 was $2.5 million and the provision for income taxes for fiscal year 2024 was $5.3 million. Our effective tax rate was 26.4% for fiscal year 2025 and 24.5% for fiscal year 2024. The increase in the effective tax rate for fiscal year 2025 as compared to fiscal year 2024 was primarily due to a decrease in our uncertain tax benefits and increases in the amount of non-deductible compensation for covered employees and non-deductible share-based compensation for fiscal year 2025.
Liquidity and Capital Resources
Cash Sources
Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our ABL Facility.
Torrid Holdings Inc. | FY 2025 Form 10-K | 45

As of January 31, 2026, we had $20.0 million in cash and cash equivalents and $303.4 million of outstanding indebtedness, net of unamortized original issue discount and financing costs, of which $31.0 million consists of borrowings on our ABL Facility, which is accruing interest at an underlying variable rate of 7%, and $272.4 million consists of term loans under the Amended Term Loan Credit Agreement, which is accruing interest at an underlying variable rate of 9%. As of January 31, 2026, we had access to $64.9 million in additional liquidity from our ABL Facility, net of outstanding letters of credit.
ABL Facility
In May 2015, we entered into a credit agreement for a senior secured asset-based revolving credit facility (as amended and restated in October 2017 and as amended in June 2019, September 2019, June 2021, April 2023, and August 2025) with Bank of America, N.A., as agent, and the lenders party thereto (the “ABL Facility”). Under the ABL Facility, the aggregate commitments available are $150.0 million (subject to a borrowing base) and we have the right to request additional commitments up to $50.0 million plus the aggregate principal amount of any permanent principal reductions we may take (subject to customary conditions precedent). In August 2025, the maturity date of the principal amount of the outstanding loans was extended from June 14, 2026 to the earlier of (i) August 1, 2030 and (ii) the date that is 91 days prior to the maturity of any material indebtedness (as defined in the ABL Facility). The ABL Facility currently would mature 91 days prior to June 14, 2028, the maturity date of the Amended Term Loan Credit Agreement.
The ABL Facility requires us to maintain a fixed charge coverage ratio (as defined by the ABL Facility) of at least 1.00 to 1.00 when a covenant compliance event occurs. A covenant compliance event occurs if we fail to maintain certain specified availability (as defined by the ABL Facility) of at least the greater of 10% of the loan cap, as defined by the ABL Facility, and $7.0 million. If we fail to maintain the fixed charge coverage ratio defined by the ABL Facility, the lenders may declare the unpaid principal amount of all outstanding loans and all interest accrued and unpaid thereon to be immediately due and payable, among other remedies available to the lenders. The ABL Facility contains a number of other covenants that, among other things and subject to certain exceptions, will restrict our ability and the ability of our subsidiaries to: incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or our other indebtedness; make investments, loans and acquisitions; engage in transactions with our affiliates; sell assets, including capital stock of our subsidiaries; alter the business we conduct; consolidate or merge; and incur liens.
As of January 31, 2026, we did not trigger a covenant compliance event and were compliant with our covenants under the ABL Facility.
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
As of January 31, 2026, we were compliant with our covenants under the Amended Term Loan Credit Agreement.
Refer to “Note 10—Debt” in our consolidated financial statements included elsewhere in this Form 10-K for more information on the components of our debt.
Torrid Holdings Inc. | FY 2025 Form 10-K | 46

Cash Uses
Our primary cash needs are for merchandise inventories, payroll, rent for our stores, headquarters and distribution center, capital expenditures associated with opening new stores and updating existing stores, logistics and information technology. We also need cash to fund our interest and principal payments on the Amended Term Loan Credit Agreement and ABL Facility and make discretionary repurchases of our common stock. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, prepaid expenses and other current assets, accounts payable, accrued and other current liabilities and operating lease liabilities. We believe that cash generated from operations and the availability of borrowings under our ABL Facility or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our ABL Facility or otherwise to enable us to service our indebtedness, or to make capital expenditures in the future. Our future operating performance and our ability to service or extend our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
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
Material Cash Requirements
The following table summarizes current and long-term material cash requirements as of January 31, 2026 (in thousands):

	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	Thereafter
Amended Term Loan Credit Agreement Obligations(1)	$275,625	$17,500	$258,125	$—	$—
Interest Expense on Amended Term Loan Credit Agreement Obligations(1)(2)	57,215	25,264	31,951	—	—
Purchase Obligations	210,164	210,164	—	—	—
Letters of Credit and Other Obligations(3)	56,064	38,260	17,354	450	—
Operating Lease Obligations(4)	175,312	41,369	53,863	30,947	49,133
Total	$774,380	$332,557	$361,293	$31,397	$49,133

(1)Amounts assume that the Amended Term Loan Credit Agreement is paid upon maturity and does not consider any variable mandatory principal prepayments or optional principal prepayments which we may make in the future. See “Note 10—Debt” contained in the consolidated financial statements and notes, included elsewhere in this Form 10-K for additional disclosure related to our debt obligations.
(2)Assumes an interest rate of approximately 9% per annum, consistent with the interest rate at January 31, 2026. See “Note 10—Debt” contained in the consolidated financial statements and notes, included elsewhere in this Form 10-K for additional disclosure related to our debt obligations.
(3)Amounts listed above do not include cash obligations related to relocation expenses in connection with the involuntary separation of certain employees due to the uncertainty regarding the amount of such expenses.
(4)Includes estimated annual future minimum occupancy payments under operating leases including minimum base rents, common area maintenance charges and heating, ventilation and cooling charges, for lease terms that include periods covered by options to extend some of our leases, as we are reasonably certain to exercise those options. Options to terminate our leases have not been included in any lease terms as we are not reasonably certain to exercise those options. See “Note 11—Leases” contained in the consolidated financial statements and notes, included elsewhere in this Form 10-K for additional disclosure related to operating lease obligations.
In the material cash requirements table above, we have not included: (i) the amounts outstanding on the ABL Facility of $31.0 million, plus accrued interest thereon, due to the uncertainty regarding the timing of future borrowings and repayments, (ii) any income tax audit settlement payments due in less than one year as we do not have any open income tax audits as of January 31, 2026 or any material gross unrecognized tax benefits for which the statutes of limitations are expected to expire in fiscal year 2026, and (iii) cash settlements to the respective tax authorities related to noncurrent unrecognized tax benefits of $0.8 million due to the uncertainty regarding the timing of future cash outflows of such settlements.
Torrid Holdings Inc. | FY 2025 Form 10-K | 47

Cash Flow Analysis
A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net cash (used in) provided by operating activities	$(13,013)	$77,390	$42,771
Net cash used in investing activities	$(8,852)	$(14,392)	$(26,002)
Net cash used in financing activities	$(7,176)	$(24,500)	$(18,517)
Net Cash Used In/Provided By Operating Activities
Operating activities consist primarily of net income adjusted for noncash items, including depreciation and amortization and share-based compensation, the effect of working capital changes and taxes paid.
Net cash used in operating activities during fiscal year 2025 was $13.0 million compared to net cash provided by operating activities of $77.4 million for fiscal year 2024. The decrease in net cash provided by operating activities during fiscal year 2025 was primarily as a result of decreases in accounts payable, accrued expenses and other current liabilities, and net income, partially offset by a decrease in inventory. The decreases in accounts payable and accrued expenses and other current liabilities were primarily driven by a decrease in inventory purchases before the current period end compared to the prior period end and a decrease in accrued payroll and related expenses.
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
Net cash used in investing activities was $8.9 million and $14.4 million in fiscal years 2025 and 2024, respectively. The decrease in net cash used in investing activities was primarily a result of a decrease in capital expenditures due to fewer new store openings and remodels, partially offset by an increased investment in store fixtures and equipment during fiscal year 2025, compared to fiscal year 2024.
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
Net cash used in financing activities was $7.2 million and $24.5 million for fiscal years 2025 and 2024, respectively. The decrease in net cash used in financing activities is primarily due to an increase in net borrowings related to the ABL Facility, partially offset by the repurchase of our common stock.
Torrid Holdings Inc. | FY 2025 Form 10-K | 48

Net cash used in financing activities was $24.5 million and $18.5 million for fiscal years 2024 and 2023, respectively. The increase in net cash used in financing activities is primarily as a result of a $6.2 million increase in net payments on the ABL Facility.
Critical Accounting Estimates
Our discussion of results of operations and financial condition is based upon the consolidated financial statements included elsewhere in this Form 10-K, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and certain assumptions about future events that affect the classification and amounts reported in our consolidated financial statements and accompanying notes, including revenue and expenses, assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on our historical results as well as management’s judgment. Although management believes the judgment applied in preparing estimates is reasonable based on circumstances and information known at the time, actual results could vary materially from estimates based on assumptions used in the preparation of our consolidated financial statements.
The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our consolidated financial statements and to the understanding of our reported financial results include those made in connection with revenue recognition, including accounting for estimated merchandise returns and loyalty program expenses; estimating the value of inventory; determining operating lease liabilities; and estimating share-based compensation expense. Management evaluates its policies and assumptions on an ongoing basis. Our significant accounting estimates related to these accounts in the preparation of our consolidated financial statements are described below (see Note 2 to our consolidated financial statements included elsewhere in this Form 10-K for additional information regarding our significant accounting policies).
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 49

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
If a customer earns loyalty program points in connection with the sales transactions described above, then we have a remaining performance obligation and cannot recognize all the revenue. A portion of the revenue is allocated to the loyalty program points earned during the transaction. We satisfy our performance obligation and recognize revenue allocated to these loyalty program points and the resulting awards at the point in time when the awards are redeemed for merchandise, when we determine that they will not be redeemed, or when the awards and points expire. Under our loyalty program, customers accumulate points based on purchase activity and qualifying non-purchase activity. Upon reaching a certain point level, customers can earn awards that may only be redeemed for merchandise. Unredeemed points typically expire after 13 months without additional purchase activity and qualifying non-purchase activity. Unredeemed awards typically expire 45 days after issuance. We use historical redemption rates to estimate the value of future award redemptions and we recognize the estimated value of these future awards as a reduction of revenue in the consolidated statements of comprehensive (loss) income in the period the points are earned by the customer.
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
Leases
We consider an agreement to be or contain a lease if it conveys us with the right to control the use of an identified asset for a period of time in exchange for consideration. Based on these criteria, we have operating lease agreements for our retail stores, distribution center and headquarter office space; and vehicles and equipment; under primarily non-cancelable leases with terms ranging from approximately one to 16 years.
Torrid Holdings Inc. | FY 2025 Form 10-K | 50

Certain of our operating lease agreements contain one or more options to extend the leases at our sole discretion. However, the periods covered by the options to extend the leases of our retail stores, vehicles and equipment are not recognized as part of the associated right-of-use (“ROU”) assets and lease liabilities, as we are not reasonably certain to exercise the options. The periods covered by the options to extend the leases of our distribution center and headquarter office space are recognized as part of the associated ROU assets and lease liabilities, as we are reasonably certain to exercise the options. Some of our operating lease agreements contain options to terminate the lease under certain conditions.
The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or a percentage of annual store net sales volume. Certain leases provide for increasing minimum annual rental amounts. We consider rents based upon a percentage of annual store net sales volume, and other rent-related payments that generally vary because of changes in facts and circumstances (other than due to the passage of time), to be variable lease payments. Variable lease payments associated with retail space leases are recognized as occupancy costs within cost of goods sold in the consolidated statements of comprehensive (loss) income in the period in which the obligation for those payments is incurred. We generally consider all other lease payments to be fixed in nature and the sum of all the discounted remaining fixed payments in the lease terms make up the lease liabilities in our consolidated balance sheet (if the lease terms are longer than 12 months).
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
We choose not to separate non-lease components (such as common area maintenance charges and heating, ventilation and air conditioning charges), from lease components (such as fixed minimum rent payments), and instead account for each separate lease component and the non-lease components associated with that lease component as a single lease component. We do not apply ASU 2016-02, Leases, and all related guidance (“ASC 842”) requirements to leases that have lease terms of 12 months or less upon commencement, and instead recognize short-term lease payments, if applicable, in the consolidated statements of comprehensive (loss) income on a straight-line basis over the lease term.
Share-Based Compensation
On June 22, 2021, in connection with our IPO, our Board adopted the Torrid Holdings Inc. 2021 Long-Term Incentive Plan (the “2021 LTIP”), for employees, consultants and directors. The 2021 LTIP provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”) including performance-based restricted stock units (“PSUs”), stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards intended to align the interests of service providers, with those of our shareholders. The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes share-based compensation cost as expense over the vesting period. As share-based compensation expense recognized in the consolidated statements of comprehensive (loss) income is based on awards ultimately expected to vest, the amount of expense has been reduced for actual forfeitures as they occur.
Stock options are valued utilizing a Black-Scholes options pricing model (“OPM”). The OPM used to value the stock options incorporates various assumptions, including dividend yield, expected volatility, risk-free interest rate and expected term of the stock options. The expected volatility is estimated based on the historical volatility of a select peer group of similar publicly traded companies for a term that is consistent with the expected term of the stock options. The risk-free interest rates are based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected term of the stock options. The expected term of the stock options represents the estimated period of time until exercise and is calculated using the simplified method which deems the term to be the average of the time-to-vesting and the contractual life of the options due to insufficient historical data.
The grant date fair value of restricted stock and RSUs is based on the closing price per share of our common stock on the grant date. We recognize compensation expense for time-based awards on a straight-line basis and for performance-based awards on the graded-vesting method over the vesting period of the awards.
Torrid Holdings Inc. | FY 2025 Form 10-K | 51

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
Recently Issued Accounting Pronouncements
Refer to “Note 3—Accounting Standards” in our consolidated financial statements included elsewhere in this Form 10-K for information regarding recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our ABL Facility and Amended Term Loan Credit Agreement, as amended, which bear interest at a variable rate equal to the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. As of January 31, 2026, we had $272.4 million of outstanding variable rate loans under the Amended Term Loan Credit Agreement and $31.0 million of outstanding variable rate borrowings under the ABL Facility. An increase or decrease of 1% in the variable rates on the amounts outstanding under the Amended Term Loan Credit Agreement and ABL Facility will increase or decrease our annual interest expense by approximately $3.0 million.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 52

Item 8. Financial Statements and Supplementary Data.
Torrid Holdings Inc.
Index to Consolidated Financial Statements
Torrid Holdings Inc. | FY 2025 Form 10-K | 53

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Torrid Holdings Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Torrid Holdings Inc. and its subsidiaries (the “Company”) as of January 31, 2026 and February 1, 2025, and the related consolidated statements of comprehensive (loss) income, of stockholders’ deficit and of cash flows for each of the three years in the period ended January 31, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Torrid Holdings Inc. | FY 2025 Form 10-K | 54

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

Inventory

As described in Note 2 to the consolidated financial statements, inventory is valued at the lower of moving average cost or net realizable value. As of January 31, 2026, the Company’s inventory balance was $136.5 million. Management makes certain assumptions regarding net realizable value in order to assess whether the Company’s inventory is recorded properly at the lower of cost or net realizable value. These assumptions are based on historical average selling price experience, current selling price information and estimated future selling price information. Physical inventory counts are conducted during the year to determine actual inventory on hand and shrinkage.

The principal considerations for our determination that performing procedures relating to inventory is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to inventory existence and accuracy.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the existence of inventory, including controls over the adjustment of the perpetual inventory listings based on the results of physical inventory counts, and the accuracy of inventory costing. These procedures also included, among others (i) testing the existence of inventory by conducting physical inventory observations by performing sample test counts of inventory quantities at a sample of locations and assessing inventory movement between the time of the inventory observations and January 31, 2026 and (ii) testing the accuracy of the cost of inventory for a sample of inventory items by obtaining third-party invoices and other supporting documents and recalculating the moving average cost.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 31, 2026
We have served as the Company’s auditor since 2015.
Torrid Holdings Inc. | FY 2025 Form 10-K | 55

TORRID HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2026	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$20,023	$48,523
Restricted cash	421	399
Inventory	136,483	148,493
Prepaid expenses and other current assets	24,564	24,507
Prepaid income taxes	11,991	4,244
Total current assets	193,482	226,166
Property and equipment, net	51,632	77,669
Operating lease right-of-use assets	108,191	140,651
Deposits and other noncurrent assets	19,570	18,935
Deferred tax assets	19,065	16,620
Intangible asset	8,400	8,400
Total assets	$400,340	$488,441
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$56,764	$72,378
Accrued and other current liabilities	106,446	125,743
Operating lease liabilities	32,171	40,505
Borrowings under credit facility	31,020	—
Current portion of term loan	16,144	16,144
Due to related parties	6,271	8,362
Income taxes payable	122	—
Total current liabilities	248,938	263,132
Noncurrent operating lease liabilities	100,884	134,481
Noncurrent debt, net	256,264	272,409
Deferred compensation	4,039	3,913
Other noncurrent liabilities	3,622	5,595
Total liabilities	613,747	679,530
Commitments and contingencies (Note 13)
Stockholders’ Deficit:
Preferred shares: $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at January 31, 2026 and February 1, 2025	—	—
Common shares: $0.01 par value; 1,000,000,000 shares authorized; 105,344,216 and 99,313,308 shares issued and outstanding, respectively, at January 31, 2026; 104,859,266 shares issued and outstanding at February 1, 2025	1,053	1,049
Additional paid-in capital	144,720	140,029
Accumulated deficit	(338,303)	(331,269)
Accumulated other comprehensive loss	(606)	(898)
Common shares in treasury, at cost: 6,030,908 shares at January 31, 2026; no shares at February 1, 2025	(20,271)	—
Total stockholders’ deficit	(213,407)	(191,089)
Total liabilities and stockholders’ deficit	$400,340	$488,441
The accompanying notes are an integral part of these consolidated financial statements.
Torrid Holdings Inc. | FY 2025 Form 10-K | 56

TORRID HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net sales	$1,000,092	$1,103,737	$1,151,945
Cost of goods sold	652,130	690,266	745,967
Gross profit	347,962	413,471	405,978
Selling, general and administrative expenses	269,182	302,032	293,331
Marketing expenses	57,378	54,231	55,499
Income from operations	21,402	57,208	57,148
Interest expense	31,844	35,633	39,203
Interest income, net of other (income) expense	(882)	(28)	(90)
(Loss) income before income taxes	(9,560)	21,603	18,035
(Benefit from) provision for income taxes	(2,526)	5,285	6,416
Net (loss) income	$(7,034)	$16,318	$11,619

Net (loss) earnings per share:
Basic	$(0.07)	$0.16	$0.11
Diluted	$(0.07)	$0.15	$0.11
Weighted average number of shares:
Basic	101,442	104,564	103,990
Diluted	101,442	105,684	104,400

Other comprehensive income (loss):
Foreign currency translation adjustment	292	(585)	(52)
Total other comprehensive income (loss)	292	(585)	(52)
Comprehensive (loss) income	$(6,742)	$15,733	$11,567

The accompanying notes are an integral part of these consolidated financial statements.
Torrid Holdings Inc. | FY 2025 Form 10-K | 57

TORRID HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares		Total Stockholders’ Deficit
	Shares	Amount				Shares	Amount
Balance at January 28, 2023	103,775	$1,038	$128,205	$(359,206)	$(261)	—	$—	$(230,224)
Net income	—	—	—	11,619	—	—	—	11,619
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	253	3	(309)	—	—	—	—	(306)
Issuance of common shares related to exercise of non qualified stock options	177	2	411	—	—	—	—	413
Share-based compensation	—	—	6,833	—	—	—	—	6,833
Other comprehensive loss	—	—	—	—	(52)	—	—	(52)
Balance at February 3, 2024	104,205	1,043	135,140	(347,587)	(313)	—	—	(211,717)
Net income	—	—	—	16,318	—	—	—	16,318
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	424	4	(660)	—	—	—	—	(656)
Issuance of common shares related to exercise of non qualified stock options	133	1	466	—	—	—	—	467
Issuance of common stock related to employee stock purchase plan	98	1	458	—	—	—	—	459
Share-based compensation	—	—	4,625	—	—	—	—	4,625
Other comprehensive loss	—	—	—	—	(585)	—	—	(585)
Balance at February 1, 2025	104,860	1,049	140,029	(331,269)	(898)	—	—	(191,089)
Net loss	—	—	—	(7,034)	—	—	—	(7,034)
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	312	3	(513)	—	—	—	—	(510)
Issuance of common shares related to exercise of non qualified stock options	7	—	20	—	—	—	—	20
Issuance of common stock related to employee stock purchase plan	165	1	253	—	—	—	—	254
Share-based compensation	—	—	4,931	—	—	—	—	4,931
Purchase of common stock, including excise tax	(6,031)	—	—	—	—	6,031	(20,271)	(20,271)
Other comprehensive income	—	—	—	—	292	—	—	292
Balance at January 31, 2026	99,313	$1,053	$144,720	$(338,303)	$(606)	6,031	$(20,271)	$(213,407)
The accompanying notes are an integral part of these consolidated financial statements.
Torrid Holdings Inc. | FY 2025 Form 10-K | 58

TORRID HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
OPERATING ACTIVITIES
Net (loss) income	$(7,034)	$16,318	$11,619
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Write down of inventory	3,042	1,779	4,577
Operating right-of-use assets amortization	33,359	40,574	41,366
Depreciation and other amortization	36,106	37,239	38,002
Share-based compensation	5,208	7,634	8,042
Deferred taxes	(2,445)	(7,939)	(5,670)
Write off of excess operating lease liabilities against operating right-of-use-assets	(4,739)	(1,959)	(1,828)
Other, net	(638)	867	(608)
Changes in operating assets and liabilities:
Inventory	9,028	(7,615)	33,182
Prepaid expenses and other current assets	(57)	(2,278)	(2,179)
Prepaid income taxes	(7,747)	(1,683)	(480)
Deposits and other noncurrent assets	(334)	(4,314)	(6,296)
Accounts payable	(15,411)	26,999	(30,293)
Accrued and other current liabilities	(19,173)	18,148	(1,721)
Operating lease liabilities	(38,508)	(40,352)	(43,532)
Other noncurrent liabilities	(1,827)	(829)	(1,897)
Deferred compensation	126	(1,561)	1,228
Due to related parties	(2,091)	(967)	(3,412)
Income taxes payable	122	(2,671)	2,671
Net cash (used in) provided by operating activities	(13,013)	77,390	42,771
INVESTING ACTIVITIES
Purchases of property and equipment	(8,852)	(14,392)	(26,002)
Net cash used in investing activities	(8,852)	(14,392)	(26,002)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	471,560	62,780	592,775
Principal payments on revolving credit facility	(440,540)	(70,050)	(593,885)
Deferred financing costs paid for revolving credit facility	(375)	—	—
Principal payments on term loan	(17,500)	(17,500)	(17,500)
Proceeds from issuances under share-based compensation plans	281	1,044	399
Withholding tax payments related to vesting of restricted stock units and awards and exercise of non qualified stock options	(517)	(774)	(306)
Share repurchase, including excise tax paid	(20,085)	—	—
Net cash used in financing activities	(7,176)	(24,500)	(18,517)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	563	(1,710)	(53)
(Decrease) increase in cash, cash equivalents and restricted cash	(28,478)	36,788	(1,801)
Cash, cash equivalents and restricted cash at beginning of period	48,922	12,134	13,935
Cash, cash equivalents and restricted cash at end of period	$20,444	$48,922	$12,134
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest related to the revolving credit facility and term loan	$32,434	$35,077	$34,195
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued liabilities	$1,258	$1,367	$4,524
Excise tax from share repurchase included in accounts payable and accrued liabilities	$186	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.
Torrid Holdings Inc. | FY 2025 Form 10-K | 59

TORRID HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Torrid Holdings Inc. | FY 2025 Form 10-K | 60

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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 and each fiscal year is generally comprised of four 13-week quarters (although in years with 53 weeks, the fourth quarter is comprised of 14 weeks). Fiscal years 2025 and 2024 were 52-week years and fiscal year 2023 was a 53-week year. Fiscal years are identified according to the calendar year in which they begin. For example, references to “fiscal year 2025” or similar references refer to the fiscal year ended January 31, 2026.
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
Cash and Cash Equivalents
We consider all highly liquid investments with maturities of less than three months when purchased to be cash equivalents. All credit and debit card receivable balances are also classified as cash and cash equivalents. As of the end of fiscal years 2025 and 2024, the amounts due from third-party financial institutions for these transactions classified as cash and cash equivalents totaled $10.1 million and $7.9 million, respectively.
Restricted Cash
Restricted cash is held for a specific purpose, such as payment of healthcare claims, and is thus not available for immediate or general business use. As of each of the end of fiscal years 2025 and 2024, we had restricted cash of $0.4 million.
Torrid Holdings Inc. | FY 2025 Form 10-K | 61

Concentration Risks
Cash and cash equivalents used primarily for working capital purposes are maintained with various major third-party financial institutions in amounts which are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. We are potentially exposed to a concentration of credit risk when cash and cash equivalent deposits in these financial institutions are in excess of FDIC limits. We consider the credit risk associated with these financial instruments to be minimal as cash and cash equivalents are held by financial institutions with high credit ratings and we have not historically sustained any credit losses associated with our cash and cash equivalents balances.
In addition, MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, accounted for approximately 8%, 8% and 10% of total net purchases in fiscal years 2025, 2024 and 2023, respectively. One other supplier accounted for approximately 12% of total net purchases in fiscal year 2023.
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
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. Major repairs and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. The gross carrying amounts of property and equipment sold or retired and the related accumulated depreciation are eliminated in the year of disposal, and any resulting gains or losses are included in the consolidated statements of comprehensive (loss) income. Application and development costs associated with internally developed software such as salaries of employees and payments made to third parties and consultants working on the software development are capitalized. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they constitute major enhancements. Capitalized internal-use software costs are amortized using the straight-line method over their estimated useful lives, which are generally three years.
Torrid Holdings Inc. | FY 2025 Form 10-K | 62

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
Implementation Costs Incurred in Cloud Computing Arrangements that are Service Contracts
Our cloud computing arrangements that are service contracts primarily consist of arrangements with third-party vendors for our internal use of their software applications that they host. We defer implementation costs incurred in relation to such arrangements, including costs for software application coding, configuration, integration and customization, while associated process reengineering, training and maintenance costs are expensed. Subsequent implementation costs are deferred only to the extent that they constitute major enhancements. The short-term portion of deferred costs are included in prepaid expenses and other current assets in the consolidated balance sheets, while the long-term portion of deferred costs are included in deposits and other noncurrent assets. Amortized implementation costs incurred in cloud computing arrangements that are service contracts are recognized in selling, general and administrative expenses, or cost of goods sold in the case of amortized implementation costs associated with the distribution center, in the consolidated statements of comprehensive (loss) income using the straight-line method over one to nine years, which generally represents the noncancellable terms of the cloud computing arrangements, plus any optional renewal periods that we are reasonably certain to exercise. Deferred implementation costs are subject to assessment for potential impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable.
Torrid Holdings Inc. | FY 2025 Form 10-K | 63

Deferred implementation costs incurred in cloud computing arrangements that are service contracts are summarized as follows (in thousands):

	January 31, 2026	February 1, 2025
Internal use of third-party hosted software, gross	$51,046	$42,208
Less: Accumulated amortization	(26,207)	(18,229)
Internal use of third-party hosted software, net	$24,839	$23,979
During the fiscal years 2025, 2024, and 2023, we amortized approximately $8.0 million, $6.9 million and $4.6 million, respectively, of implementation costs incurred in cloud computing arrangements that are service contracts.
Loyalty Program
We operate our loyalty program, Torrid Rewards, in all our stores and on www.torrid.com. Under this program, customers accumulate points based on purchase activity and qualifying non-purchase activity and upon reaching a certain point level, customers can earn awards that may only be redeemed for merchandise. Unredeemed points typically expire after 13 months without additional purchase and qualifying non-purchase activity and unredeemed awards typically expire 45 days after issuance. We use historical redemption rates to estimate the value of future award redemptions and we recognize the estimated value of these future awards as a reduction of revenue in the consolidated statements comprehensive (loss) income in the period the points are earned by the customer.
Self-Insurance
We are self-insured for certain losses related to medical and workers' compensation claims although we maintain stop loss coverage with third-party insurers to limit our total liability exposure. In general, our self-insurance reserves are recorded on an undiscounted basis. The estimate of our self-insurance liability involves uncertainty since we must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating our self-insurance liability, we consider a number of factors, which include historical claim experience and valuations provided by independent third-party actuaries. While the ultimate amount of claims incurred is dependent on future developments, we believe recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in our consolidated statements of comprehensive (loss) income in the periods in which such adjustments are known.
Foreign Currency Translation
The functional currency for our wholly owned foreign subsidiaries included in these consolidated financial statements that are domiciled outside of the United States is the applicable local currency. Assets and liabilities of our foreign subsidiaries are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of stockholders’ deficit as a component of accumulated other comprehensive income (loss). Foreign currency translation adjustments in fiscal years 2025 and 2024 were $0.3 million and $0.6 million, respectively, and were not material in fiscal year 2023. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in selling, general and administrative expenses in the consolidated statements of comprehensive (loss) income as incurred.
Treasury Stock
We record our purchases of treasury stock at cost as a separate component of stockholders’ deficit in the consolidated financial statements. Upon retirement of treasury stock, we allocate the excess of the purchase price over par value directly as a reduction of retained earnings or additional paid-in capital to the extent we have an accumulated deficit. Shares retired become part of the pool of authorized but unissued shares. The cost basis of treasury stock includes excise tax on an as-incurred basis on share repurchases initiated on and after January 1, 2023 and any outstanding balance of excise tax is included in accrued and other current liabilities on the consolidated balance sheets.
Torrid Holdings Inc. | FY 2025 Form 10-K | 64

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
We satisfy our performance obligation and recognize revenue from gift cards and store merchandise credits at the point in time when the customer presents the gift cards and store merchandise credits for redemption. Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by us for which a liability was recorded in prior periods. We recognize estimated gift card breakage over time as a component of net sales in proportion to the pattern of rights exercised by the customer as reflected in actual gift card redemption patterns over the period. Our estimated gift card breakage rate is approximately 4%. While customer redemption patterns result in estimated gift card breakage, changes in our customers’ behavior could impact the amount that ultimately is unused and could affect the amount recognized as a component of net sales. During fiscal years 2025, 2024 and 2023, we recognized $0.7 million, $0.8 million and $0.9 million, respectively, of estimated gift card breakage as a component of net sales.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 65

We have an agreement with a third party to provide customers with private label credit cards (“Credit Card Agreement”). Each private label credit card (“PLCC”) bears the logo of the Torrid brand and can only be used at our store locations and on www.torrid.com. A third-party financing company is the sole owner of the accounts issued under the PLCC program and absorbs the losses associated with non-payment by the PLCC holders and a portion of any fraudulent usage of the accounts. Pursuant to the Credit Card Agreement, we are eligible to receive royalties, profit-sharing and marketing and promotional funds from the third-party financing company (“PLCC Funds”) based on usage of the PLCCs. These PLCC Funds are recorded as a component of net sales in the consolidated statements of comprehensive (loss) income.
Cost of Goods Sold
Cost of goods sold includes: merchandise costs; freight; inventory shrinkage; payroll expenses associated with the merchandising and distribution departments; distribution center expenses, including rent, common area maintenance (“CAM”) charges, real estate taxes, depreciation and amortization, utilities, supplies and maintenance; and store occupancy expenses, including rents, CAM charges, heating, ventilation and air conditioning (“HVAC”) charges, real estate taxes and depreciation.
Vendor Allowances
We receive certain allowances from our vendors primarily related to damaged merchandise, markdowns and pricing. Allowances received from vendors related to damaged merchandise and pricing are reflected as a reduction of inventory in the period they are received and allocated to cost of goods sold during the period in which the items are sold. Markdown allowances received from vendors are reflected as reductions to cost of goods sold in the period they are received if the goods have been sold or marked down, or as a reduction of inventory if the goods have not yet been sold. During fiscal years 2025, 2024 and 2023, we received vendor allowances of $1.9 million, $2.5 million and $3.2 million, respectively, substantially all of which were accounted for as a reduction of cost of goods sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include: payroll expenses associated with stores and e-Commerce; store and e-Commerce operating expenses other than store occupancy; store pre-opening costs; credit card processing fees; share-based compensation; and payroll, depreciation and amortization and other expenses associated with headquarters and administrative functions.
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
Store Pre-Opening Costs
Costs incurred in connection with the opening of new stores, store remodels or relocations are expensed as incurred. We incurred $0.1 million, $0.8 million and $2.4 million of pre-opening costs in fiscal years 2025, 2024 and 2023, respectively, which are recorded in selling, general and administrative expenses in the consolidated statements of comprehensive (loss) income.
Shipping and Handling Costs
We classify shipping and handling costs in costs of goods sold in the consolidated statements of comprehensive (loss) income. We account for shipping and handling activities that occur after the customer has obtained control of merchandise as a fulfillment cost rather than an additional promised service.
Torrid Holdings Inc. | FY 2025 Form 10-K | 66

Leases
We consider an agreement to be or contain a lease if it conveys us as the lessee with the right to control the use of an identified property, plant and equipment asset for a period of time in exchange for consideration. Certain of our operating lease agreements contain one or more options to extend the leases at our sole discretion. However, the periods covered by the options to extend the leases of our retail stores, vehicles and equipment are not recognized as part of the associated right-of-use (“ROU”) assets and lease liabilities, as we are not reasonably certain to exercise the options. The periods covered by the options to extend the leases of our distribution center and headquarter office space are recognized as part of the associated ROU assets and lease liabilities, as we are reasonably certain to exercise the options due to the significant effort and investment it would take to move out of these locations. Some of our operating lease agreements contain options to terminate the lease under certain conditions.
The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or a percentage of annual store sales volume. Certain leases provide for increasing minimum annual rental amounts. We consider rents based upon a percentage of annual store sales volume, and other rent-related payments that generally vary because of changes in facts and circumstances (other than due to the passage of time), to be variable lease payments. Variable lease payments associated with retail space leases are recognized as occupancy costs within cost of goods sold in the consolidated statements of comprehensive (loss) income in the period in which the obligation for those payments is incurred. We generally consider all other lease payments to be fixed in nature and the sum of all the discounted remaining fixed payments in the lease terms make up the lease liabilities in our consolidated balance sheet (if the lease terms are longer than 12 months).
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
We choose not to separate non-lease components (such as CAM charges and HVAC charges), from lease components (such as fixed minimum rent payments), and instead account for each separate lease component and the non-lease components associated with that lease component as a single lease component. We also have elected to apply the practical expedient for short-term leases whereby we do not recognize a lease liability and right-of-use asset for leases with a term of less than 12 months, but instead recognize lease expense on a straight-line basis over the related lease term.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 67

We prescribe a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We include interest and penalties related to uncertain tax positions in income tax expense in the consolidated statements of comprehensive (loss) income.
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
Share-Based Compensation
We measure share-based compensation cost at the grant date based on the fair value of the award and recognize share-based compensation cost as expense for time-based awards on a straight-line basis and for performance-based awards on the graded-vesting method over the vesting period. As share-based compensation expense recognized as a component of selling, general and administrative expenses in the consolidated statements of comprehensive (loss) income is based on awards ultimately expected to vest, the amount of expense has been reduced for actual forfeitures as they occur.
Stock options are valued utilizing a Black-Scholes option pricing model (“OPM”). The OPM used to value the stock options incorporates various assumptions, including dividend yield, expected volatility, risk-free interest rate and expected term of the stock options. The expected volatility is estimated based on the historical volatility of a select peer group of similar publicly traded companies for a term that is consistent with the expected term of the stock options. The risk-free interest rates are based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected term of the stock options. The expected term of the stock options represents the estimated period of time until exercise and is calculated using the simplified method which deems the term to be the average of the time-to-vesting and the contractual life of the options due to insufficient historical data.
The grant date fair value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is based on the closing price per share of our common stock on the grant date.
Restricted cash units (“RCUs”) are in-substance liabilities that are cash-settled based on the lower of the closing price per share of our common stock on the vesting date or a specified per share price cap. The liability for unvested RCUs is remeasured based on the closing price per share of our common stock at the end of each reporting period.
(Loss) Earnings Per Share
Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common share equivalents outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation, as all potentially dilutive securities would be anti-dilutive.
Reclassification
Certain amounts in the accompanying consolidated financial statements have been reclassified to be consistent with the current period presentation. This reclassification had no impact on our financial condition, results of operations, or net cash flows.
Torrid Holdings Inc. | FY 2025 Form 10-K | 68

Note 3. Accounting Standards
Recently Adopted Accounting Standards in Fiscal Year 2025
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. We adopted this guidance on a prospective basis for the fiscal year ended January 31, 2026 and updated our income tax disclosures accordingly in “Note 12—Income Taxes.”
Accounting Standards Not Yet Adopted
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
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”). ASU 2025-12 is intended to correct, clarify, or otherwise improve U.S. GAAP. ASU 2025-12 addresses 33 issues that span a wide range of topics such as clarifying diluted EPS calculations when a loss from continuing operations exists, and methods to account for treasury stock retirements, and is not intended to result in significant changes for most entities. However, to the extent these changes to guidance result in accounting changes, ASU 2025-12 will be effective for the interim reporting periods within annual reporting periods beginning after December 15, 2026, with the option to early adopt at any time prior to the effective date and should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. Early adoption and transition method can be elected on an issue-by-issue basis. We are currently evaluating the impact of the standard on our financial statements and disclosures.
We have considered all other recent accounting pronouncements and have concluded that there are no other recent accounting pronouncements not yet adopted that are applicable to us, based on current information.
Torrid Holdings Inc. | FY 2025 Form 10-K | 69

Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	January 31, 2026	February 1, 2025
Prepaid and other information technology expenses	$13,044	$12,946
PLCC Funds receivable	2,948	2,810
Prepaid advertising	2,399	1,706
Prepaid casualty insurance	2,082	2,213
Other	4,091	4,832
Prepaid expenses and other current assets	$24,564	$24,507
Note 5. Property and Equipment
Property and equipment are summarized as follows (in thousands):

	January 31, 2026	February 1, 2025
Property and equipment, at cost
Leasehold improvements	$147,790	$187,792
Furniture, fixtures and equipment	104,555	118,901
Software and licenses	15,881	15,099
Construction-in-progress	1,198	1,438
	269,424	323,230
Less: accumulated depreciation and amortization	(217,792)	(245,561)
Property and equipment, net	$51,632	$77,669
We recorded depreciation expense related to our property and equipment in the amounts of $34.6 million, $35.7 million and $36.5 million during fiscal years 2025, 2024 and 2023, respectively. During fiscal years 2025, 2024 and 2023, we did not recognize any impairment charges.
Note 6. Intangible Assets
Indefinite-lived intangible assets are summarized as follows (in thousands):

	January 31, 2026			February 1, 2025
	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade name	$8,400	$—	$8,400	$8,400	$—	$8,400
Total	$8,400	$—	$8,400	$8,400	$—	$8,400
We performed our annual impairment assessment of our trade name at the end of the third quarter of fiscal year 2025. We performed a qualitative assessment and determined that it is not more likely than not that the fair value of our trade name is less than its carrying value, which indicated there was no impairment.
Torrid Holdings Inc. | FY 2025 Form 10-K | 70

Note 7. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	January 31, 2026	February 1, 2025
Accrued inventory-in-transit	$29,332	$35,177
Accrued payroll and related expenses	14,301	25,313
Accrued loyalty program	9,425	10,887
Gift cards	13,695	13,676
Accrued sales return allowance	4,122	2,961
Accrued freight	7,397	5,092
Accrued marketing	4,503	3,120
Accrued sales and use tax	3,465	2,745
Accrued lease costs	1,763	2,817
Accrued self-insurance liabilities	3,273	2,926
Accrued purchases of property and equipment	861	768
Deferred revenue	2,492	2,777
Term loan interest payable	142	2,486
Accrued legal	612	4,668
Other	11,063	10,330
Accrued and other current liabilities	$106,446	$125,743
Note 8. Revenue Recognition
Our revenue, disaggregated by product category, consists of the following (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Apparel	$913,496	$989,239	$1,024,501
Non-apparel	52,870	82,526	93,462
Other	33,726	31,972	33,982
Total net sales	$1,000,092	$1,103,737	$1,151,945
Amounts within Apparel include revenues earned from the sale of tops, bottoms, dresses, intimates, sleep wear, swim wear and outerwear. Amounts within Non-apparel include revenues earned from the sale of accessories, footwear and beauty. Amounts within Other primarily represent PLCC Funds. During fiscal years 2025, 2024 and 2023, e-Commerce penetration of total net sales was 64%, 61% and 59%, respectively.
We recognize a contract liability when we receive consideration from a customer before our performance obligations under the terms of a contract or an implied arrangement with the customer are satisfied. The opening and closing balances of our contract liabilities are as follows (in thousands):

	January 31, 2026	February 1, 2025
Accrued loyalty program(1)	$9,425	$10,887
Gift cards(1)	$13,695	$13,676
Deferred revenue(2)	$2,683	$2,777
Deferred PLCC Funds(3)	$2,958	$3,458

(1)Amounts are included within accrued and other current liabilities in the consolidated balance sheets.
(2)Amount as of January 31, 2026 consists of $2.5 million within accrued and other current liabilities and $0.2 million within other noncurrent liabilities in the consolidated balance sheet. Amount as of February 1, 2025 is included within accrued and other current liabilities in the consolidated balance sheet.
Torrid Holdings Inc. | FY 2025 Form 10-K | 71

(3)Amount as of January 31, 2026 consists of $0.5 million within accrued and other current liabilities and $2.5 million within other noncurrent liabilities in the consolidated balance sheet. Amount as of February 1, 2025 consists of $0.5 million within accrued and other current liabilities and $3.0 million within other noncurrent liabilities in the consolidated balance sheet.
During fiscal year 2025, we recognized revenue of approximately $9.4 million, $5.2 million, $0.5 million and $2.8 million related to our accrued loyalty program, gift cards, deferred PLCC Funds and deferred revenue, respectively, that existed at the beginning of fiscal year 2025. During fiscal year 2024, we recognized revenue of approximately $10.7 million, $5.7 million, $0.5 million and $1.9 million related to our accrued loyalty program, gift cards, deferred PLCC Funds and deferred revenue, respectively, that existed at the beginning of fiscal year 2024. During fiscal years 2025, 2024 and 2023 we recorded $1.5 million, $1.6 million and $0.9 million, respectively, as a benefit to net sales to reflect the estimated value of future award redemptions under our loyalty program.
Note 9. Related Party Transactions
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
During fiscal years 2025, 2024, and 2023, Hot Topic charged us $2.2 million, $2.1 million and $2.0 million, respectively, for various services under the applicable service agreements, all of which were recorded as components of selling, general and administrative expenses. As of each of January 31, 2026 and February 1, 2025, we owed $0.6 million to Hot Topic for these services which is included in due to related parties in our consolidated balance sheets.
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
During fiscal years 2025, 2024, and 2023, we charged Hot Topic $0.3 million, $0.6 million and $1.7 million, respectively, for these services, which were recorded as reductions of selling, general and administrative expenses. As of January 31, 2026, no amount was owed to us by Hot Topic for these services. As of February 1, 2025, the net amount Hot Topic owed us was $0.1 million for these services.
Hot Topic incurs certain direct expenses on our behalf, such as payments to our non-merchandise vendors and each month, we pay Hot Topic for these pass-through expenses. As of January 31, 2026, the net amount we owed Hot Topic for these expenses was $0.1 million, which is included in due to related parties in our consolidated balance sheet. As of February 1, 2025, the net amount we owed Hot Topic for these expenses was not material.
Sponsor Advisory Services Agreement
On May 1, 2015, we entered into an advisory services agreement with Sycamore, pursuant to which Sycamore agreed to provide strategic planning and other related services to us. We are obligated to reimburse Sycamore for its expenses incurred in connection with providing such advisory services to us. As of January 31, 2026 and February 1, 2025, there were no amounts due and during fiscal years 2025, 2024, and 2023, no amounts were paid under this agreement.
From time to time, we reimburse Sycamore for certain management expenses it pays on our behalf. During fiscal years 2025, 2024, and 2023, the amounts paid to Sycamore for these expenses were not material. As of January 31, 2026 and February 1, 2025, there were no amounts due.
Torrid Holdings Inc. | FY 2025 Form 10-K | 72

Other Related Party Transactions
MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During fiscal years 2025, 2024, and 2023, cost of goods sold included $31.1 million, $38.7 million and $56.5 million, respectively, related to the sale of merchandise purchased from this supplier. Purchases from this supplier accounted for approximately 8%, 8% and 10% of total net purchases in fiscal years 2025, 2024, and 2023, respectively. As of January 31, 2026 and February 1, 2025, the net amounts we owed MGF Sourcing US, LLC for these purchases were $5.6 million and $7.9 million, respectively. This liability is included in due to related parties in our consolidated balance sheets.
HU Merchandising, LLC, a subsidiary of Hot Topic, is one of our suppliers. During fiscal year 2025, cost of goods sold related to the sale of merchandise purchased from this supplier was not material. During fiscal years 2024 and 2023, cost of goods sold included $0.2 million and $0.3 million, respectively, related to the sale of merchandise purchased from this supplier. As of January 31, 2026 and February 1, 2025, there was no amount due to HU Merchandising, LLC.
Staples, Inc., an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During fiscal years 2025, 2024, and 2023, purchases from this supplier were not material. As of January 31, 2026, there were no amounts due to this supplier and as of February 1, 2025, amounts due to this supplier were not material.
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
Note 10. Debt
Our debt consists of the following (in thousands):

	January 31, 2026	February 1, 2025
ABL Facility (as defined below)	$31,020	$—
Borrowings under credit facility(A)	$31,020	$—

Amended Term Loan Credit Agreement (as defined below)	$275,625	$293,125
Less: unamortized original issue discount and debt financing costs	(3,217)	(4,572)
	272,408	288,553
Less: current portion of term loan	(16,144)	(16,144)
Noncurrent debt, net	$256,264	$272,409

(A)Outstanding borrowings under the ABL Facility are classified as current in the consolidated balance sheet based on our intent and ability to repay each respective borrowing within 12 months of the related balance sheet date.
Maturities for our noncurrent debt are as follows as of January 31, 2026 (in thousands):

Fiscal Year Ending
2026	$17,500
2027	17,500
2028	240,625
$275,625
Torrid Holdings Inc. | FY 2025 Form 10-K | 73

Senior Secured Asset-Based Revolving Credit Facility, as amended
In May 2015, we entered into a credit agreement for a senior secured asset-based revolving credit facility with Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (as amended in October 2017, June 2019, September 2019, June 2021, April 2023 and August 2025, the “ABL Facility”). Under the ABL Facility the aggregate commitments available are $150.0 million (subject to a borrowing base), and we have the right to request additional commitments as described below. The August 1, 2025 amendment primarily extended the maturity date of the principal amount of the outstanding loans from June 14, 2026 to the earlier of (i) August 1, 2030 and (ii) the date that is 91 days prior to the maturity of any material indebtedness (as defined in the ABL Facility). The ABL Facility currently would mature 91 days prior to June 14, 2028, the maturity date of the Amended Term Loan Credit Agreement. There were no other material changes to the other terms of the ABL Facility. In connection with this amendment, we deferred an additional $0.4 million in financing costs.
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
Borrowings under the ABL Facility bear interest at an annual rate equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a Secured Overnight Financing Rate (“SOFR”) for an interest period of one month adjusted for certain costs, plus 1.00%, in each case, plus an applicable margin that ranges from 0.25% to 0.75% based on average daily availability; or (b) a SOFR for the interest period relevant to such borrowing adjusted for certain costs, in each case plus an applicable margin that ranges from 1.25% to 1.75%, based on average daily availability. As of the end of fiscal years 2025 and 2024, the applicable per annum interest rate for borrowings under the ABL Facility was approximately 7% and 8%, respectively.
If we elect SOFR, interest is due and payable on the last day of each interest period, unless an interest period exceeds three months, then the respective dates that fall every three months after the beginning of the interest period shall also be interest payment dates. If we elect the base rate (including a swing line loan, as defined in the ABL Facility), interest is due and payable on the first business day of each month and on the maturity date.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 74

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
The ABL Facility requires us to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 when a covenant compliance event occurs. A covenant compliance event occurs if we fail to maintain specified availability (as defined by the ABL Facility) of at least the greater of 10% of the loan cap, as defined by the ABL Facility, and $7.0 million. The ABL Facility contains a number of other covenants that, among other things and subject to certain exceptions, will restrict our ability and the ability of our subsidiaries to: incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or our other indebtedness; make investments, loans and acquisitions; engage in transactions with our affiliates; sell assets, including capital stock of our subsidiaries; alter the business we conduct; consolidate or merge; and incur liens. As of the end of fiscal years 2025 and 2024, we did not trigger a covenant compliance event and were compliant with our debt covenants under the ABL Facility.
The ABL Facility specifically restricts dividends and distributions, aside from amounts to cover ordinary operating expenses and taxes, between our subsidiaries and to us. However, dividends and distributions are permitted at any time that either (1) availability under the ABL Facility is equal to or greater than 15% of the maximum borrowing amount on a pro forma basis and we are pro forma compliant with a 1.00 to 1.00 fixed charge coverage ratio or (2) availability under the ABL Facility is equal to or greater than 20% of the maximum borrowing amount on a pro forma basis. As of the end of fiscal years 2025 and 2024, the maximum restricted payments utilizing the ABL Facility that our subsidiaries could make from its net assets were $91.3 million and $102.8 million, respectively.
Availability under the ABL Facility at the end of fiscal year 2025 was $64.9 million, which reflects borrowings of $31.0 million, net of standby letters of credit issued and outstanding of $11.5 million. Availability under the ABL Facility at the end of fiscal year 2024 was $98.1 million, which reflects no borrowings, net of standby letters of credit issued and outstanding of $11.4 million.
Financing costs associated with the ABL Facility are amortized over the term of the ABL Facility. Unamortized financing costs totaling $0.1 million and $0.2 million are reflected in prepaid expenses and other current assets as of the end of fiscal years 2025 and 2024, respectively, in our consolidated balance sheets. Unamortized financing costs totaling $0.4 million and $0.1 million are reflected in deposits and other noncurrent assets as of the end of fiscal years 2025 and 2024, respectively, in our consolidated balance sheets. During each of fiscal years 2025, 2024 and 2023, we amortized financing costs of $0.2 million. During fiscal years 2025, 2024 and 2023, interest payments were $1.6 million, $0.9 million and $1.6 million, respectively. We recognize amortization of financing costs and interest payments for the ABL Facility in interest expense in our consolidated statements of comprehensive (loss) income.
Amended Term Loan Credit Agreement
On June 14, 2021, we entered into a term loan credit agreement (the “Term Loan Credit Agreement”) among Bank of America, N.A., as agent, and the lenders party thereto.
The Term Loan Credit Agreement provided for term loans in an initial aggregate amount of $350.0 million (“Principal”), net of an original issue discount (“OID”) of $3.5 million, and has a maturity date of June 14, 2028. In connection with the Term Loan Credit Agreement, we paid financing costs of approximately $6.0 million.
The $346.5 million proceeds of the Term Loan Credit Agreement, net of OID, were used to (i) repay and terminate the original term loan credit agreement; (ii) make a $131.7 million distribution to the direct and indirect holders of our equity interests; and (iii) pay for financing costs associated with the Term Loan Credit Agreement.
In May 2023, we amended the Term Loan Credit Agreement to replace the London Interbank Offered Rate (“LIBOR”) interest rate benchmark with the SOFR benchmark (as amended, the “Amended Term Loan Credit Agreement”). All other material terms of the Term Loan Credit Agreement remained substantially the same after giving effect to the Amended Term Loan Credit Agreement. The Amended Term Loan Credit Agreement did not have a material impact on our consolidated financial statements.
Torrid Holdings Inc. | FY 2025 Form 10-K | 75

Loans made pursuant to the Amended Term Loan Credit Agreement bear interest at an annual rate equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate quoted by The Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) the SOFR for an interest period of one month, plus 1.00% (in each case, subject to a floor of 1.75%); or (b) the SOFR for the interest period relevant to such borrowing (subject to a floor of 0.75%), in each case plus an applicable margin of 5.50% for SOFR borrowings and 4.50% for base rate borrowings.
If we elect SOFR, interest is due and payable on the last day of each interest period, unless an interest period exceeds three months, then the respective dates that fall every three months after the beginning of the interest period shall also be interest payment dates. If we elect the base rate loan, interest is due and payable the last day of each calendar quarter. As of the end of fiscal years 2025 and 2024, the elected interest rate was approximately 9% and 10%, respectively.
Commencing with the fourth fiscal quarter of 2021, we are required to make fixed mandatory repayments representing 1.25% of the Principal on the last business day of each fiscal quarter until maturity, reduced as a result of the application of prior Prepayments (as defined below).
Under the Amended Term Loan Credit Agreement, we are also required to make variable mandatory prepayments of the Principal, under certain conditions as described below, approximately 102 days after the end of each fiscal year (each, a “Prepayment”). Prepayments, if applicable, commence at the end of fiscal year 2022 and represent between 0% and 50% (depending on our first lien net leverage ratio) of Excess Cash Flow (as defined in the Amended Term Loan Credit Agreement) in excess of $10.0 million, minus prepayments of Principal, the ABL Facility (to the extent accompanied by a permanent reduction in the commitments thereunder) and certain other specified indebtedness and amounts in connection with certain other enumerated items. As of January 31, 2026, we did not meet the Excess Cash Flow threshold to require a Prepayment.
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
As of the end of fiscal years 2025 and 2024, we were compliant with our financial covenants under the Amended Term Loan Credit Agreement.
The OID and financing costs related to the Amended Term Loan Credit Agreement are amortized over the term of the Amended Term Loan Credit Agreement and are reflected as a direct deduction of the face amount of the term loan in our consolidated balance sheets. During fiscal year 2025, we recognized interest payments of $28.8 million and amortization of OID and financing costs of $1.4 million related to the Amended Term Loan Credit Agreement. During fiscal year 2024, we recognized interest payments of $33.2 million and amortization of OID and financing costs of $1.4 million related to the Amended Term Loan Credit Agreement. During fiscal year 2023, we recognized interest payments of $36.1 million and amortization of OID and financing costs of $1.4 million related to the Amended Term Loan Credit Agreement. We recognize interest payments, together with the amortization of OID and financing costs, related to the Amended Term Loan Credit Agreement in interest expense in our consolidated statements of comprehensive (loss) income.
Torrid Holdings Inc. | FY 2025 Form 10-K | 76

Note 11. Leases
We have entered into operating lease agreements for retail, distribution and office space; and vehicles and equipment, under primarily non-cancelable leases with terms ranging from approximately one to 16 years. Our lease costs reflected in the tables below include minimum base rents, CAM charges and HVAC charges. We recognize such lease costs in the applicable expense category in either cost of goods sold or selling, general and administrative expenses in the consolidated statements of comprehensive (loss) income.
Our lease costs consisted of the following (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Fixed operating lease cost	$47,151	$53,109	$54,446
Short-term lease cost	102	129	143
Variable lease cost	21,380	19,821	19,147
Total lease cost	$68,633	$73,059	$73,736
Maturities of operating lease liabilities are as follows as of January 31, 2026 (in thousands):

Fiscal Year Ending
2026	$41,369
2027	30,706
2028	23,157
2029	17,567
2030	13,380
Thereafter	49,133
Total undiscounted future cash flows	$175,312
Less: Imputed interest	(42,257)
Total operating lease liabilities	$133,055
Less: Current portion of operating lease liabilities	(32,171)
Noncurrent operating lease liabilities	$100,884
Other supplementary information related to our leases are as follows (in thousands except lease term and discount rate):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$53,227	$60,475	$61,360
ROU assets obtained in exchange for new operating lease liabilities	$8,252	$12,126	$25,822
(Decrease) increase in right-of-use assets resulting from operating lease terminations or remeasurements	$(8,435)	$8,373	$837
Weighted average remaining lease term - operating leases	7 years	7 years	6 years
Weighted average discount rate - operating leases	8%	8%	7%
Torrid Holdings Inc. | FY 2025 Form 10-K | 77

Note 12. Income Taxes
(Loss) Income Before (Benefit from) Provision for Income Taxes
The domestic and foreign (loss) income before (benefit from) provision for income taxes during fiscal years 2025, 2024 and 2023 is as follows (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Domestic	$(15,513)	$17,424	$17,604
Foreign	5,953	4,179	431
(Loss) income before (benefit from) provision for income taxes	$(9,560)	$21,603	$18,035
(Benefit from) Provision for Income Taxes
The composition of the (benefit from) provision for income taxes during fiscal years 2025, 2024 and 2023 is as follows (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Current:
Federal	$(56)	$11,565	$9,108
State	(980)	1,620	2,795
Foreign	958	21	186
	$(78)	$13,206	$12,089
Deferred:
Federal	$(1,558)	$(7,387)	$(5,193)
State	(746)	(777)	(513)
Foreign	(144)	243	33
	(2,448)	(7,921)	(5,673)
Total (benefit from) provision for income taxes	$(2,526)	$5,285	$6,416
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	January 31, 2026	February 1, 2025
Deferred tax assets (liabilities):
Inventory	$1,648	$1,483
Loyalty reserve	2,493	2,874
Accrued bonus	278	2,032
Lease liability	28,118	38,729
Share-based compensation	1,407	2,324
Interest expense limitation	10,797	5,658
Net operating losses	1,847	—
Other deferred tax assets	6,839	7,335
ROU assets	(25,291)	(33,182)
Intangible assets	(2,066)	(2,065)
Depreciation	(4,636)	(6,531)
Other deferred tax liabilities	(2,369)	(2,037)
Total net deferred tax assets	$19,065	$16,620
Torrid Holdings Inc. | FY 2025 Form 10-K | 78

A reconciliation of the benefit from income taxes to the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes subsequent to the adoption of ASU 2023-09 is as follows (dollars in thousands):

	Fiscal Year Ended
	January 31, 2026	Percent
U.S. federal statutory rate	$(2,016)	21.0%
State and local taxes, net of federal benefit(A)	(444)	4.6
Foreign tax effects:
Canada
Statutory rate difference (national)	(203)	2.1
Statutory rate difference (provincial)	376	(3.9)
Others	(49)	0.5
Effects of changes in tax laws or rates enacted in the current period	—	—
Effects of cross-border tax laws	(91)	1.0
Tax credits:
Work opportunity tax credit	(176)	1.8
Changes in valuation allowance	—	—
Nontaxable/nondeductible items:
Share-based compensation	377	(3.9)
Section 162(m) limitations	713	(7.4)
Others	89	(0.9)
Changes in unrecognized tax benefits	(1,148)	12.0
Other	46	(0.5)
Effective tax rate	$(2,526)	26.4%

(A)California, Illinois, Oregon and Texas make up the majority (greater than 50%) of the effect of the state and local income tax category.
A reconciliation of the provision for income taxes to the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes for fiscal years prior to the adoption of ASU 2023-09 is as follows:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024
U.S. federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	3.6	10.9
Share-based compensation	0.1	5.1
Liability for uncertain tax positions	(0.6)	(1.5)
Limitation on Section 162(m) officers	0.9	0.5
Foreign derived intangible income	(0.2)	(0.3)
Other differences, net	(0.3)	(0.1)
Effective income tax rate	24.5%	35.6%
The amount of income taxes paid, net of refunds received, for fiscal year 2025 is as follows (in thousands):

Federal	$6,954
State and local	1,978
Foreign	—
Total income taxes paid, net of refunds received	$8,932
Torrid Holdings Inc. | FY 2025 Form 10-K | 79

Cash paid for income taxes, before refunds received, for fiscal years 2024 and 2023 was $17.8 million and $11.2 million, respectively.
As of the end of fiscal year 2025, we had accumulated undistributed earnings and profits of our foreign subsidiary of approximately $11.9 million. We continue to treat undistributed earnings of our foreign subsidiary as indefinitely reinvested according to our current operating plans and no deferred tax liability has been recorded for potential future taxes related to such earnings. According to current tax law, any future dividends paid from our foreign subsidiary will not be subject to income tax in the United States, except for withholding taxes and state taxes, which are not material. We have made a determination on our accounting policy choice to treat taxes related to GILTI as a period cost.
As of the end of fiscal year 2025, we had state net operating loss carryforwards of $28.1 million, which will begin to expire in fiscal year 2030.
Uncertain Tax Positions
The amount of income taxes we pay is subject to ongoing audits by taxing authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. As of the end of fiscal year 2025, the total liability for income taxes associated with unrecognized tax benefits, including interest and penalties, was $1.0 million ($0.8 million, net of federal benefit). As of the end of fiscal year 2024, the total liability for income taxes associated with unrecognized tax benefits, including interest and penalties, was $2.4 million ($2.0 million, net of federal benefit). Our effective tax rate will be affected by any portion of this liability we may recognize.
The following table reconciles the amount recorded for the liability for income taxes associated with unrecognized tax benefits as of the end of fiscal years 2025, 2024 and 2023 (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Unrecognized tax benefits at the beginning of the fiscal year	$1,820	$1,925	$2,996
(Reductions) additions:
Tax positions related to the current period	—	3	—
Tax positions related to the prior period	140	154	104
Tax positions settled or statute of limitations lapsed	(1,246)	(262)	(1,175)
Unrecognized tax benefits at the end of the fiscal year	$714	$1,820	$1,925
In fiscal years 2025, 2024 and 2023, income tax expense related to interest and penalties was $0.2 million, $0.5 million and $0.6 million, respectively.
We operate stores throughout the United States, Puerto Rico and Canada, and as a result, we file income tax returns in the United States federal jurisdiction and various state, local and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. The federal statute of limitations period is three years and most states follow this limitations period with few exceptions. Consequently, tax years between 2022 and 2024 are open for examination.
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OBBBA”). The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses, the earliest of which are effective January 1, 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes have been reflected within the income tax provision for fiscal year 2025, as enactment occurred during the second quarter of fiscal year 2025.
Torrid Holdings Inc. | FY 2025 Form 10-K | 80

The OBBBA also includes certain changes to the U.S. taxation of foreign activity, including changes to foreign tax credits, Global Intangible Low-Taxed Income, Foreign-Derived Intangible Income, and the Base Erosion and Anti-Abuse Tax, among other changes. These changes are generally effective for tax years beginning after December 31, 2025. The OBBBA did not have a significant impact on our total tax provision as of the end of fiscal year 2025, and we do not expect the elective provisions of the law to have a material impact on our future effective tax rate.
Note 13. Commitments and Contingencies
Operating Lease Agreements
Refer to “Note 11—Leases” for further discussion regarding our operating lease agreements.
Litigation
In April 2024, a class action complaint was filed in the United States District Court for the Central District of California captioned Crystal Jillson and Carmen Perez v. Torrid LLC. The complaint alleges misleading and unlawful pricing, sales, and discounting practices on our website under multiple legal theories including violation of California’s Unfair Competition Law, California False Advertising Law and California Consumer Legal Remedies Act. In May 2025, we entered into a proposed settlement agreement to resolve this matter, which was approved by the court in September 2025, and the majority of which was paid prior to the end of the third quarter of fiscal year 2025. As of the end of fiscal years 2025 and 2024, we had $0.6 million and $4.7 million, respectively, in accrued legal which is comprised of the estimated probable loss for this case and other unrelated legal costs and is included in accrued and other current liabilities in our consolidated balance sheets.
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
Torrid Holdings Inc. | FY 2025 Form 10-K | 81

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
Note 14. Other Noncurrent Liabilities
Other noncurrent liabilities consist of the following (in thousands):

	January 31, 2026	February 1, 2025
Noncurrent income taxes payable	$960	$2,366
Deferred PLCC Funds	2,458	2,958
Other	204	271
Other noncurrent liabilities	$3,622	$5,595
Note 15. Employee Benefit Plans
401(k) Plan
On August 1, 2015, we adopted the Torrid 401(k) Plan (as amended from time to time, the “401(k) Plan”). Eligible employees may contribute up to 80% of their eligible compensation in a pre-tax and/or after-tax basis to the 401(k) Plan, subject to a statutorily prescribed annual limit. We make matching contributions equal to 100% of the first 3% of participants’ eligible contributions and 50% of the next 2% of participants’ eligible contributions into their 401(k) Plan accounts. We may make an additional discretionary matching contribution. During fiscal years 2025, 2024 and 2023, we contributed $2.3 million, $1.0 million and $0.8 million, respectively, to eligible employees’ 401(k) Plan accounts.
Deferred Compensation Plan
On August 1, 2015, we established the Torrid Management Deferred Compensation Plan (“Deferred Compensation Plan”) for the purpose of providing highly compensated employees a program to meet their financial planning needs. The Deferred Compensation Plan provided participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, were 100% vested from the outset. The Deferred Compensation Plan was designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, as amended, and we contributed certain amounts to eligible employees’ accounts at our discretion. In December 2024, our Board approved freezing employee participation, employee deferrals, discretionary company credits and matching contributions, effective December 31, 2024. We did not have any assets of the Deferred Compensation Plan and all existing deferrals and associated earnings held in the plan continue to operate under the plan’s rules. Prior to January 1, 2025, to the extent participants were ineligible to receive contributions from participation in our 401(k) Plan, we contributed 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts. As of January 31, 2026 and February 1, 2025, the associated liabilities were $4.2 million and $5.7 million, respectively, included in our consolidated balance sheets. As of January 31, 2026, $0.2 million of the $4.2 million Deferred Compensation Plan liabilities were included in accrued and other current liabilities in our consolidated balance sheet. As of February 1, 2025, $1.8 million of the $5.7 million Deferred Compensation Plan liabilities were included in accrued and other current liabilities in our consolidated balance sheet. All liabilities associated with the Deferred Compensation Plan are our general unsecured obligations.
Torrid Holdings Inc. | FY 2025 Form 10-K | 82

Note 16. Capitalization
As of January 31, 2026, under our amended and restated certificate of incorporation dated July 6, 2021, we are authorized to issue: (i) 1,000.0 million shares of common stock with a par value of $0.01 per share and (ii) 5.0 million shares of preferred stock with a par value of $0.01 per share. Each share of common stock entitles the holder to one vote with respect to each matter presented to our stockholders on which the holders of our common stock are entitled to vote. Subject to preferences that may be applicable to any then outstanding preferred stock, the holders of outstanding shares of common stock are entitled to receive dividends, if any, as may be declared from time to time by our Board. Our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness. Our Board has not declared any cash dividends during fiscal years 2025, 2024 and 2023.
On December 6, 2021, our Board authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding common stock. Repurchases may be made from time to time, depending upon a variety of factors, including share price, corporate and regulatory requirements, and other market and business conditions, as determined by us. We may purchase shares of our common stock in the open market at current market prices at the time of purchase, in privately negotiated transactions, or by other means. The authorization does not, however, obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or terminated at any time at our discretion. We did not have any share repurchases under the share repurchase program during fiscal years 2025, 2024 and 2023. As of January 31, 2026, we had approximately $44.9 million remaining under the share repurchase program.
On June 23, 2025, we entered into a stock repurchase agreement with Sycamore, whereby we agreed to purchase $20.0 million of shares of our common stock in a private transaction. The shares repurchased in this transaction were not made under the share repurchase program. See “Note 9—Related Party Transactions” for further description of this transaction.
Note 17. Share-Based Compensation
Our share-based compensation expense, by award type, consists of the following (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Restricted stock units	$2,473	$2,391	$2,405
Restricted stock awards	—	128	2,018
Performance-based restricted stock units	21	124	711
Stock options	2,246	1,787	1,537
Restricted cash units	277	3,009	1,209
Employee stock purchase plan	191	195	162
Total share-based compensation expense	$5,208	$7,634	$8,042
Income tax benefit	$414	$1,831	$923
On June 22, 2021, our Board adopted, and our stockholders approved, the Torrid Holdings Inc. 2021 Long-Term Incentive Plan (the “2021 LTIP”), effective on its adoption date, for employees, consultants and directors. The 2021 LTIP provides for the grant of non-qualified stock options, stock appreciation rights, RSAs, RSUs including performance-based restricted stock units (“PSUs”), stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards intended to align the interests of service providers, with those of our shareholders. The 2021 LTIP provides that the initial aggregate number of shares reserved and available for issuance is 8,550,000 plus an increase on January 1 of each calendar year during the term of the LTIP, beginning on January 1, 2022, by a number equal to the lesser of (a) 2% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board. Since January 1, 2022, the aggregate number of shares of common stock reserved and available for issuance under the 2021 LTIP has increased by a total of 10,413,581 pursuant to the annual increase provision under the 2021 LTIP. As of the end of fiscal year 2025, 12,315,462 authorized shares remain available for issuance under the 2021 LTIP.
Torrid Holdings Inc. | FY 2025 Form 10-K | 83

On June 22, 2021, our Board adopted, and our stockholders approved, the Torrid Holdings Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), effective on its adoption date, intended to qualify under Section 423 of the U.S. Internal Revenue Code of 1986, as amended, in order to provide all of our eligible employees with a further incentive towards ensuring our success and accomplishing our corporate goals. The ESPP allows eligible employees to contribute up to 15% of their base earnings towards purchases of common stock, subject to an annual maximum. The purchase price is 85% of the lower of (i) the fair market value of the stock on the first day of the related offering period and (ii) the fair market value of the stock on the last day of the related offering period. The ESPP provides that the aggregate number of shares reserved and available for issuance is 3,650,000. As of the end of fiscal year 2025, 2,966,061 authorized shares remain available for issuance under the ESPP.
RSUs
RSUs are awarded to certain employees, non-employee directors and consultants and entitle the grantee to receive shares of common stock at the end of a vesting period, subject to the employee’s continued employment or service as a director or consultant. In general, RSUs vest in equal installments each year over four years.
PSUs are awarded to certain employees, non-employee directors and consultants and entitle the grantee to receive shares of common stock based on the achievement of various Company performance targets and market conditions. In general, PSUs vest in equal installments over a three-year period subject to the achievement of the performance targets or market conditions.
RSU activity, including PSUs, under the 2021 LTIP during fiscal year 2025 consisted of the following (in thousands, except per share amounts):

	Shares	Weighted average grant date fair value per share
Nonvested at the beginning of the fiscal year	1,483	$4.32
Granted	467	$5.52
Vested	(436)	$5.16
Forfeited	(423)	$3.60
Nonvested at the end of the fiscal year	1,091	$4.77
As of the end of fiscal year 2025, unrecognized compensation expense related to unvested RSUs, including PSUs, was $3.6 million, which is expected to be recognized over a weighted average period of approximately 2.0 years. The weighted average grant date fair value of RSUs granted during fiscal years 2025, 2024 and 2023 was $5.52, $4.67 and $3.13, respectively. The total fair value of RSUs which vested during fiscal years 2025, 2024 and 2023 was $1.8 million, $3.1 million and $0.8 million, respectively.
There were no PSUs granted in fiscal years 2025 and 2024. The grant date fair value of PSUs granted during fiscal year 2023 was estimated using a Monte Carlo simulation following a Geometric Brownian Motion with the following weighted average assumptions:

Dividend yield	0.0%
Expected volatility(1)	68.4%
Risk-free interest rate(2)	3.8%
Expected term(3)	3.0 years
Weighted average grant date fair value per share	$1.66

(1)The expected volatility was estimated based on the historical volatility of a select peer group of similar publicly traded companies for a term that is consistent with the expected term of the PSUs.
(2)The risk-free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected term of the PSUs.
(3)The expected term of the PSUs represents the time period from the grant date and the full vesting date.
Torrid Holdings Inc. | FY 2025 Form 10-K | 84

RSAs
RSAs are awarded to certain employees, non-employee directors and consultants, subject to the employee’s continued employment or service as a director or consultant. RSAs vest over periods ranging from two to four years, subject to the employee’s continued employment or service as an employee, non-employee director or consultant, as applicable, on each vesting date.
There were no unvested RSAs at the beginning of fiscal year 2025 and no RSAs granted, vested or forfeited during fiscal year 2025 nor RSAs granted during fiscal years 2024 and 2023. The total fair value of RSAs which vested during fiscal year 2024 was not material. The total fair value of RSAs which vested during fiscal year 2023 was $0.3 million.
Stock Options
Stock options generally vest in equal installments each year over four years and generally expire 10 years from the grant date. Our policy for issuing shares upon stock option exercise is to issue new shares of common stock.
Stock option activity under the 2021 LTIP during fiscal year 2025 consisted of the following (in thousands, except per share and contractual life amounts):

	Shares	Weighted average exercise price per share	Weighted average contractual life	Aggregate intrinsic value
Outstanding at the beginning of the fiscal year	2,708	$4.95
Granted	812	$5.60
Exercised	(7)	$2.78
Expired / forfeited	(252)	$5.42
Outstanding at the end of the fiscal year	3,260	$5.08	7.6 years	$—
Vested and expected to vest at the end of the fiscal year	3,260	$5.08	7.6 years	$—
Exercisable at the end of the fiscal year	1,318	$5.46	6.7 years	$—
The total intrinsic value of stock options exercised during fiscal year 2025 was not material and during fiscal year 2024, the total intrinsic value was $0.4 million. There was no intrinsic value on stock options exercised during fiscal year 2023. The weighted average grant date fair value of stock options granted during fiscal years 2025, 2024 and 2023 was $3.08, $2.77 and $1.91 per option, respectively, and was estimated with the following weighted average assumptions:

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	52.0%	59.1%	60.4%
Risk-free interest rate	4.2%	4.4%	3.7%
Expected term	6.3 years	6.3 years	6.3 years
As of the end of fiscal year 2025, unrecognized compensation expense related to unvested stock options was $3.9 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.
RCUs
RCUs are awarded to certain employees, non-employee directors and consultants and represent the right to receive a cash payment at the end of a vesting period, subject to the employee’s continued employment or service as a director or consultant. In general, RCUs vest in equal installments each year over four years. During fiscal years 2025, 2024 and 2023, we made cash payments totaling $2.5 million, $1.3 million and $1.2 million, respectively, associated with vested RCUs. As of the end of fiscal year 2025, the liability for unvested RCUs was $0.6 million, which is included in accrued and other current liabilities in the consolidated balance sheet.
Torrid Holdings Inc. | FY 2025 Form 10-K | 85

Note 18. (Loss) Earnings Per Share
The following table provides the computation of basic and diluted net (loss) earnings per share (in thousands, except per share amounts):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net (loss) income—basic and diluted	$(7,034)	$16,318	$11,619

Weighted-average number of shares—basic	101,442	104,564	103,990

Weighted-average number of shares—basic	101,442	104,564	103,990
Effect of dilutive performance stock units and restricted stock units	—	888	410
Effect of dilutive options	—	232	—
Weighted-average number of shares—diluted	101,442	105,684	104,400

Net (loss) earnings per share:
Basic	$(0.07)	$0.16	$0.11
Diluted	$(0.07)	$0.15	$0.11
The following table presents potentially dilutive securities excluded from the computation of diluted (loss) earnings per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Restricted stock awards, restricted stock units and performance stock units	510	99	614
Stock options	3,228	1,551	2,310
Total	3,738	1,650	2,924
Note 19. Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

	January 31, 2026	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$124	$124	$—	$—
Total assets	$124	$124	$—	$—
Liabilities:
Unvested RCU liability (current)	$631	$631	$—	$—
Deferred compensation plan liability (current)	153	—	153	—
Deferred compensation plan liability (noncurrent)	4,039	—	4,039	—
Total liabilities	$4,823	$631	$4,192	$—
Torrid Holdings Inc. | FY 2025 Form 10-K | 86

	February 1, 2025	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$31,727	$31,727	$—	$—
Total assets	$31,727	$31,727	$—	$—
Liabilities:
Unvested RCU liability (current)	$2,874	$2,874	$—	$—
Deferred compensation plan liability (current)	1,767	—	1,767	—
Deferred compensation plan liability (noncurrent)	3,913	—	3,913	—
Total liabilities	$8,554	$2,874	$5,680	$—
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
As of January 31, 2026 and February 1, 2025, the fair value of the Amended Term Loan Credit Agreement was approximately $117.1 million and $274.1 million, respectively. The fair value of the Amended Term Loan Credit Agreement is determined using current applicable rates for similar instruments as of each balance sheet date, a Level 2 measurement.
The book value of the ABL Facility approximates fair value because of the variable interest rate of this facility, a Level 2 measurement.
Torrid Holdings Inc. | FY 2025 Form 10-K | 87

Note 20. Segment Reporting
We have determined that we have one reportable segment, which includes the operation of our e-Commerce platform and stores. The single segment was identified based on how the Chief Operating Decision Maker (“CODM”), who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources based on consolidated net (loss) income. As the CODM is not provided any asset information, we do not disclose the measure of segment assets. Net sales related to our operations in Canada and Puerto Rico during fiscal years 2025, 2024 and 2023 are not reported separately from domestic net sales and long-lived assets in Canada and Puerto Rico are not reported separately from domestic long-lived assets as of the end of fiscal years 2025 and 2024 as they were not material.
The following table presents information regularly provided to the CODM about our reportable segment (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net sales	$1,000,092	$1,103,737	$1,151,945
Less:
Cost of goods sold (A)	618,755	655,529	711,685
Selling, general and administrative expenses (B)	260,729	285,204	279,358
Depreciation and amortization (C)	34,618	35,721	36,484
Share-based compensation	5,208	7,634	8,042
Marketing expenses	57,378	54,231	55,499
Interest expense	31,844	35,633	39,203
(Benefit from) provision for income taxes	(2,526)	5,285	6,416
Interest income, net of other (income) expense	(882)	(28)	(90)
Other expenses (D)	2,002	8,210	3,729
Net (loss) income	$(7,034)	$16,318	$11,619

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
Note 21. Subsequent Events
On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain incremental tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. President issued an executive order stating that these incremental tariffs were no longer in effect and ended the collection of the incremental tariffs. However, the administration invoked other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. We are currently monitoring and evaluating these developments and assessing their impact on our business, financial condition, and results of operations, including our ability to recover the incremental tariffs we have paid.
Torrid Holdings Inc. | FY 2025 Form 10-K | 88

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
We, under the supervision of and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2026, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
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

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of January 31, 2026 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2026.

The effectiveness of our internal control over financial reporting as of January 31, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(a) None.
(b) Insider Trading Arrangements and Policies.
During the fiscal quarter ended January 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
Torrid Holdings Inc. | FY 2025 Form 10-K | 89

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to the section entitled “Board of Directors and Corporate Governance” in the 2026 Proxy Statement.
We have adopted a code of ethics, our Code of Business Conduct and Ethics, which applies to all directors, officers and employees including our principal executive officer, principal financial officer and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website, www.torrid.com, under “Investors, Governance, Governance Documents, Code of Business Conduct.” Any amendments and waivers to our Code of Business Conduct and Ethics will also be available on the website.
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the section entitled “Executive and Director Compensation” in the 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans (as of January 31, 2026)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (3)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column) (4)
Equity compensation plans approved by security holders (1)	4,350,975	$5.08	15,281,523	(2)

(1)These plans consist of our 2021 LTIP and ESPP.
(2)This number includes 2,966,061 shares available for future issuance under the ESPP.
(3)The weighted average exercise price does not include restricted stock units granted under the 2021 LTIP.
(4)The number of shares of common stock reserved for issuance under the 2021 LTIP will increase on January 1 of each calendar year during the term of the LTIP, beginning on January 1, 2022, by a number equal to the lesser of (a) 2% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board.
The remaining information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Party Transactions” in the 2026 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated herein by reference to the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2026 Proxy Statement.
Torrid Holdings Inc. | FY 2025 Form 10-K | 90

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements
See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.
(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted, since the required information is not applicable, or because the information required is included in the consolidated financial statements and accompanying notes.
(a)(3) Exhibits
The following is a list of exhibits filed as part of this Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Torrid Holdings Inc.	8-K	7/6/2021	3.1
3.2	Amended and Restated Bylaws of Torrid Holdings Inc.	10-K	3/28/2023	3.2
4.1	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4/1/2025	4.1
10.1	Term Loan Credit Agreement, dated June 14, 2019, among Torrid Inc., Torrid LLC, Cortland Capital Market Services LLC, as administrative agent and collateral agent, KKR Credit Advisors (US) LLC, as structuring advisor, KKR Capital Markets LLC, as sole lead arranger and bookrunner and the lenders party thereto.	S-1	6/7/2021	10.1
10.2	Amendment No. 1 to the Term Loan Credit Agreement, dated September 17, 2020, among Torrid Intermediate LLC (f/k/a Torrid Inc.), Torrid LLC, Cortland Capital Market Services LLC, as administrative agent, and the lenders party thereto.	S-1	6/7/2021	10.2
10.3	Amended and Restated Services Agreement, dated March 21, 2019, between Torrid LLC and Hot Topic Inc.	S-1	6/7/2021	10.6
10.4	Amendment to Amended and Restated Services Agreement, dated August 1, 2019, between Torrid LLC and Hot Topic Inc.	S-1	6/7/2021	10.7
10.5	Services Agreement, dated August 1, 2019, between Torrid LLC and Hot Topic Inc.	S-1	6/7/2021	10.8
10.6	Stockholders Agreement, dated July 6, 2021, by and among Torrid Holdings Inc. and Sycamore Partners Torrid, L.L.C.	8-K	7/6/2021	10.2
10.7	Registration Rights Agreement, dated July 6, 2021, among Torrid Holdings Inc. and the sponsor investors, other investors and executives named therein.	8-K	7/6/2021	10.1
10.8+*	Torrid Holdings Inc. Long-Term Incentive Plan.
10.9+	Form of Restricted Stock Agreement.	S-1/A	6/23/2021	10.18
10.10+	Form of Restricted Stock Unit Agreement.	S-1/A	6/23/2021	10.19
10.11+	Form of Nonqualified Stock Option Agreement.	S-1/A	6/23/2021	10.20
10.12+	Employee Stock Purchase Plan.	S-1/A	6/23/2021	10.21
10.13+	Form of Director and Officer Indemnification Agreement.	S-1/A	6/23/2021	10.22
10.14+	Employment Agreement by and between Lisa M. Harper and Torrid Holdings Inc., dated as of May 3, 2022.	8-K	5/4/2022	10.2
10.15	First Amendment to the Services Agreement between Torrid LLC and Hot Topic Inc., dated July 31, 2022.	10-Q	9/7/2022	10.5
10.16+	Form of Performance Stock Unit Agreement.	10-Q	9/7/2022	10.6
Torrid Holdings Inc. | FY 2025 Form 10-K | 91

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit
10.17	Second Amendment to the Services Agreement between Torrid LLC and Hot Topic Inc., dated September 30, 2022.	10-Q	12/8/2022	10.2
10.18	Third Amendment to the Services Agreement between Torrid LLC and Hot Topic Inc., dated December 1, 2022.	10-Q	12/8/2022	10.3
10.19	Fourth Amendment to Amended and Restated Credit Agreement, dated April 21, 2023, among Torrid LLC, Torrid Intermediate LLC (f/k/a Torrid Inc.), Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto.	10-Q	6/7/2023	10.1
10.20	First Amendment to the Credit Agreement, dated May 24, 2023, among Torrid LLC, Torrid Intermediate LLC (f/k/a Torrid Inc.), Bank of America, N.A., as administrative agent, and the lenders party thereto.	10-Q	6/7/2023	10.2
10.21	Second Amendment to the Amended and Restated Services Agreement, dated August 1, 2023, between Torrid LLC and Hot Topic Inc.	10-Q	12/7/2023	10.1
10.22+	Promotion Letter by and between Torrid Holdings Inc. and Paula Dempsey, dated December 4, 2023.	10-K	4/2/2024	10.29
10.23	Fourth Amendment to the Services Agreement between Torrid LLC and Hot Topic Inc., dated December 11, 2023.	10-K	4/2/2024	10.30
10.24+	Amendment No. 1 to Employment Agreement by and among Torrid LLC, Torrid Holdings Inc. and Elizabeth Munoz, dated as of May 2. 2022.	8-K	5/4/2022	10.1
10.25+	Amendment No. 2 to the Employment Agreement by and among Torrid Holdings Inc., Torrid LLC and Elizabeth Munoz-Guzman, dated August 31. 2023.	8-K	9/1/2023	10.1
10.26	Third Amendment to the Amended and Restated Services Agreement, dated May 3, 2024, between Torrid LLC and Hot Topic, Inc.	10-Q	6/12/2024	10.1
10.27	Fifth Amendment to the Services Agreement, dated May 30, 2024, between Torrid LLC and Hot Topic, Inc.	10-Q	6/12/2024	10.2
10.28+	Employment Offer & Agreement between Torrid Administration, Inc. and Hyon Park, dated August 2, 2022.	10-Q	6/12/2024	10.4
10.29+	Promotion Letter by and between Torrid Holdings Inc. and Hyon Park, dated June 6, 2024.	10-Q	6/12/2024	10.5
10.30+	Separation Agreement and Release by and among Torrid Holdings Inc., Torrid Administration, Inc., Torrid LLC and Elizabeth Munoz Guzman, dated October 4, 2024.	10-Q	12/11/2024	10.1
10.31+	Executive Severance Plan and Summary Plan Description, effective as of March 29, 2025.	10-K	4/1/2025	10.40
10.32	Stock Repurchase Agreement, dated June 23, 2025, by and between Torrid Holdings Inc. and Sycamore Partners Torrid, L.L.C.	8-K	6/24/2025	10.1
10.33	Fifth Amendment to Amended and Restated Credit Agreement, dated August 1, 2025, among Torrid LLC, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto.	8-K	8/4/2025	10.1
19	Insider Trading Policy.	10-K	4/1/2025	19
21.1	List of subsidiaries of Torrid Holdings Inc.	10-K	4/1/2025	21.1
23*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Torrid Holdings Inc. | FY 2025 Form 10-K | 92

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Compensation Recovery Policy.	10-K	4/2/2024	97
101*	Interactive Data Files (formatted as Inline XBRL)
104*	Cover Page Interactive Data Files (Embedded within the Inline XBRL document and included in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith
Item 16. Form 10-K Summary.
None.
Torrid Holdings Inc. | FY 2025 Form 10-K | 93

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2026.

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

Signature	Title	Date

/s/ LISA HARPER	Chief Executive Officer and Director	March 31, 2026
Lisa Harper	(Principal Executive Officer)

/s/ PAULA DEMPSEY	Chief Financial Officer	March 31, 2026
Paula Dempsey	(Principal Financial Officer)

/s/ CHINWE ABAELU	SVP, Chief Accounting Officer	March 31, 2026
Chinwe Abaelu	(Principal Accounting Officer)

/s/ STEFAN L. KALUZNY	Chairman of the Board and Director	March 31, 2026
Stefan L. Kaluzny

/s/ DARY KOPELIOFF	Director	March 31, 2026
Dary Kopelioff

/s/ THEO KILLION	Director	March 31, 2026
Theo Killion

/s/ VALERIA RICO NIKOLOV	Director	March 31, 2026
Valeria Rico Nikolov

/s/ MICHAEL SHAFFER	Director	March 31, 2026
Michael Shaffer