Form 10-Q
period 2026-05-02
Torrid Holdings Inc.
filed 2026-06-11
CIK 1792781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 1, 2026, there were approximately 99,520,381 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2026 (the “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Form 10-Q are forward-looking statements. Forward-looking statements reflect our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology). For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
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
•ongoing or threats of war, terrorism and other catastrophes, including natural disasters, that could negatively impact our business;
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
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the effect of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “2025 Form 10-K”). All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Torrid Holdings Inc. | Q1 2026 Form 10-Q | 1

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	May 2, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$22,841	$20,023
Restricted cash	421	421
Inventory	142,642	136,483
Prepaid expenses and other current assets	26,666	24,564
Prepaid income taxes	11,866	11,991
Total current assets	204,436	193,482
Property and equipment, net	50,759	51,632
Operating lease right-of-use assets	101,244	108,191
Deposits and other noncurrent assets	18,619	19,570
Deferred tax assets	19,065	19,065
Intangible asset	8,400	8,400
Total assets	$402,523	$400,340
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$78,160	$56,764
Accrued and other current liabilities	97,797	106,446
Operating lease liabilities	29,597	32,171
Borrowings under credit facility	32,840	31,020
Current portion of term loan	16,144	16,144
Due to related parties	5,832	6,271
Income taxes payable	—	122
Total current liabilities	260,370	248,938
Noncurrent operating lease liabilities	94,349	100,884
Noncurrent debt, net	252,228	256,264
Deferred compensation	4,065	4,039
Other noncurrent liabilities	3,431	3,622
Total liabilities	614,443	613,747
Commitments and contingencies (Note 9)
Stockholders’ Deficit:
Preferred shares: $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at May 2, 2026 and January 31, 2026	—	—
Common shares: $0.01 par value; 1,000,000,000 shares authorized; 105,529,383 and 99,498,475 shares issued and outstanding, respectively, at May 2, 2026; 105,344,216 and 99,313,308 shares issued and outstanding, respectively, at January 31, 2026	1,055	1,053
Additional paid-in capital	145,776	144,720
Accumulated deficit	(337,889)	(338,303)
Accumulated other comprehensive loss	(591)	(606)
Common shares in treasury, at cost: 6,030,908 shares at May 2, 2026 and January 31, 2026	(20,271)	(20,271)
Total stockholders’ deficit	(211,920)	(213,407)
Total liabilities and stockholders’ deficit	$402,523	$400,340
The accompanying notes are an integral part of these condensed consolidated financial statements.
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 2

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	May 2, 2026	May 3, 2025
Net sales	$245,800	$265,965
Cost of goods sold	158,982	164,563
Gross profit	86,818	101,402
Selling, general and administrative expenses	63,713	70,016
Marketing expenses	14,542	15,359
Income from operations	8,563	16,027
Interest expense	7,719	8,161
Interest income, net of other (income) expense	(27)	(706)
Income before income taxes	871	8,572
Provision for income taxes	457	2,632
Net income	$414	$5,940

Net earnings per share:
Basic	$0.00	$0.06
Diluted	$0.00	$0.06
Weighted average number of shares:
Basic	99,387	104,915
Diluted	99,546	106,041

Other comprehensive income:
Foreign currency translation adjustment	15	375
Total other comprehensive income	15	375
Comprehensive income	$429	$6,315

The accompanying notes are an integral part of these condensed consolidated financial statements.
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 3

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands)

	Three Months Ended May 2, 2026
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares		Total Stockholders’ Deficit
	Shares	Amount				Shares	Amount
Balance at January 31, 2026	99,313	$1,053	$144,720	$(338,303)	$(606)	6,031	$(20,271)	$(213,407)
Net income	—	—	—	414	—	—	—	414
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	185	2	(160)	—	—	—	—	(158)
Share-based compensation	—	—	1,216	—	—	—	—	1,216
Other comprehensive income	—	—	—	—	15	—	—	15
Balance at May 2, 2026	99,498	$1,055	$145,776	$(337,889)	$(591)	6,031	$(20,271)	$(211,920)

	Three Months Ended May 3, 2025
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares		Total Stockholders’ Deficit
	Shares	Amount				Shares	Amount
Balance at February 1, 2025	104,860	$1,049	$140,029	$(331,269)	$(898)	—	$—	$(191,089)
Net income	—	—	—	5,940	—	—	—	5,940
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	134	1	(321)	—	—	—	—	(320)
Issuance of common shares related to exercise of non qualified stock options	7	—	20	—	—	—	—	20
Share-based compensation	—	—	1,253	—	—	—	—	1,253
Other comprehensive income	—	—	—	—	375	—	—	375
Balance at May 3, 2025	105,001	$1,050	$140,981	$(325,329)	$(523)	—	$—	$(183,821)
The accompanying notes are an integral part of these condensed consolidated financial statements.
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 4

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	May 2, 2026	May 3, 2025
OPERATING ACTIVITIES
Net income	$414	$5,940
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Write down of inventory	695	588
Operating right-of-use assets amortization	6,988	8,945
Depreciation and other amortization	6,708	9,774
Share-based compensation	2,019	1,469
Other, net	(673)	(2,806)
Changes in operating assets and liabilities:
Inventory	(6,848)	(1,410)
Prepaid expenses and other current assets	(2,102)	(2,398)
Prepaid income taxes	125	2,420
Deposits and other noncurrent assets	925	(877)
Accounts payable	20,503	(10,721)
Accrued and other current liabilities	(8,504)	(18,354)
Operating lease liabilities	(9,250)	(10,035)
Other noncurrent liabilities	714	121
Deferred compensation	26	(283)
Due to related parties	(439)	(504)
Income taxes payable	(122)	116
Net cash provided by (used in) operating activities	11,179	(18,015)
INVESTING ACTIVITIES
Purchases of property and equipment	(5,484)	(2,547)
Net cash used in investing activities	(5,484)	(2,547)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	154,610	50,490
Principal payments on revolving credit facility	(152,790)	(50,490)
Principal payments on term loan	(4,375)	(4,375)
Proceeds from issuances under share-based compensation plans	—	27
Withholding tax payments related to vesting of restricted stock units and awards and exercise of non qualified stock options	(158)	(326)
Excise tax paid on prior share repurchase	(186)	—
Net cash used in financing activities	(2,899)	(4,674)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	22	406
Increase (decrease) in cash, cash equivalents and restricted cash	2,818	(24,830)
Cash, cash equivalents and restricted cash at beginning of period	20,444	48,922
Cash, cash equivalents and restricted cash at end of period	$23,262	$24,092
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest related to the revolving credit facility and term loan	$5,212	$7,763
Cash paid during the period for income taxes	$453	$69
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued liabilities	$1,547	$1,521
The accompanying notes are an integral part of these condensed consolidated financial statements.
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 5

TORRID HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 6

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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 and each fiscal year is generally comprised of four 13-week quarters (although in years with 53 weeks, the fourth quarter is comprised of 14 weeks). Fiscal years 2026 and 2025 are 52-week years. Fiscal years are identified according to the calendar year in which they begin. For example, references to “fiscal year 2026” or similar references refer to the fiscal year ending January 30, 2027. References to the first quarter of fiscal years 2026 and 2025 and to the three-month periods ended May 2, 2026 and May 3, 2025, respectively, refer to the 13-week periods then ended.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three-month periods ended May 2, 2026 and May 3, 2025 are not necessarily indicative of the results that may be expected for any future interim periods, the fiscal year ending January 30, 2027, or for any future fiscal year.
The condensed consolidated balance sheet information at January 31, 2026 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the “2025 Form 10-K”). The unaudited condensed consolidated financial statements include Torrid and those of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 7

Significant Accounting Policies
A description of our significant accounting policies is included in the audited consolidated financial statements in our 2025 Form 10-K. No changes to significant accounting policies have occurred since January 31, 2026.
Inventory
Our inventory is comprised solely of finished goods.
Note 2. Accounting Standards
Recently Adopted Accounting Standards
We did not adopt any new accounting standards during the three-month period ended May 2, 2026.
Accounting Standards Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”), which clarified the effective date of ASU 2024-03. ASU 2024-03 is intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. ASU 2024-03 will be effective for the annual period beginning after December 15, 2026 and interim reporting periods within the annual reporting period beginning after December 15, 2027, with the option to early adopt at any time prior to the effective date and should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of the standard on our financial statements and disclosures.
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
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 8

Note 3. Property and Equipment
Property and equipment are summarized as follows (in thousands):

	May 2, 2026	January 31, 2026
Property and equipment, at cost
Leasehold improvements	$143,010	$147,790
Furniture, fixtures and equipment	104,796	104,555
Software and licenses	15,872	15,881
Construction-in-progress	1,885	1,198
	265,563	269,424
Less: accumulated depreciation and amortization	(214,804)	(217,792)
Property and equipment, net	$50,759	$51,632
We recorded depreciation expense related to our property and equipment in the amounts of $6.3 million and $9.4 million during the three-month periods ended May 2, 2026 and May 3, 2025, respectively.
We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. During the three-month periods ended May 2, 2026 and May 3, 2025, we did not recognize any impairment charges.
Note 4. Revenue Recognition
Our revenue, disaggregated by product category, consists of the following (in thousands):

	Three Months Ended
	May 2, 2026	May 3, 2025
Apparel	$227,785	$239,787
Non-apparel	9,549	18,253
Other	8,466	7,925
Total net sales	$245,800	$265,965
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
We recognize a contract liability when we receive consideration from a customer before our performance obligations under the terms of a contract or an implied arrangement with the customer are satisfied. The opening and closing balances of our contract liabilities are as follows (in thousands):

	May 2, 2026	January 31, 2026
Accrued loyalty program(1)	$9,755	$9,425
Gift cards(1)	$12,303	$13,695
Deferred revenue(2)	$2,476	$2,683
Deferred PLCC Funds(3)	$2,833	$2,958

(1)Amounts are included within accrued and other current liabilities in the condensed consolidated balance sheets.
(2)Amount as of May 2, 2026 consists of $2.3 million within accrued and other current liabilities and $0.2 million within other noncurrent liabilities in the condensed consolidated balance sheet. Amount as of January 31, 2026 consists of $2.5 million within accrued and other current liabilities and $0.2 million within other noncurrent liabilities in the condensed consolidated balance sheet.
(3)Amount as of May 2, 2026 consists of $0.5 million within accrued and other current liabilities and $2.3 million within other noncurrent liabilities in the condensed consolidated balance sheet. Amount as of January 31, 2026 consists of $0.5 million within accrued and other current liabilities and $2.5 million within other noncurrent liabilities in the condensed consolidated balance sheet.
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 9

During the three-month period ended May 2, 2026, we recognized revenue of approximately $4.8 million, $2.2 million, $2.3 million and $0.1 million related to our accrued loyalty program, gift cards, deferred revenue and deferred PLCC Funds, respectively, that existed at the beginning of fiscal year 2026. During the three-month period ended May 3, 2025, we recognized revenue of approximately $6.2 million, $3.2 million, $2.8 million and $0.1 million related to our accrued loyalty program, gift cards, deferred revenue and deferred PLCC Funds, respectively, that existed at the beginning of fiscal year 2025.
During the three-month periods ended May 2, 2026 and May 3, 2025, we recorded $0.3 million and $1.8 million, respectively, as a reduction to net sales to reflect the estimated value of future award redemptions under our loyalty program.
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
During each of the three-month periods ended May 2, 2026 and May 3, 2025, Hot Topic charged us $0.5 million for various services under the applicable service agreements, all of which were recorded as components of selling, general and administrative expenses. As of the end of the first quarter of fiscal year 2026 and the end of fiscal year 2025, we owed $0.4 million and $0.6 million, respectively, to Hot Topic for these services which is included in due to related parties in our condensed consolidated balance sheets.
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
During the three-month period ended May 2, 2026, no amount was charged to Hot Topic for these services. During the three-month period ended May 3, 2025, we charged Hot Topic $0.1 million for these services, which was recorded as a reduction of selling, general and administrative expenses. As of the end of the first quarter of fiscal year 2026 and the end of fiscal year 2025, no amount was owed to us by Hot Topic for these services.
Hot Topic incurs certain direct expenses on our behalf, such as payments to our non-merchandise vendors and each month, we pay Hot Topic for these pass-through expenses. As of the end of the first quarter of fiscal year 2026, the net amount we owed Hot Topic for these expenses was not material. As of the end of fiscal year 2025, the net amount we owed Hot Topic for these expenses was $0.1 million, which is included in due to related parties in our condensed consolidated balance sheet.
Sponsor Advisory Services Agreement
On May 1, 2015, we entered into an advisory services agreement with Sycamore, pursuant to which Sycamore agreed to provide strategic planning and other related services to us. We are obligated to reimburse Sycamore for its expenses incurred in connection with providing such advisory services to us. As of the end of the first quarter of fiscal year 2026 and the end of fiscal year 2025, there were no amounts due, and during the three-month periods ended May 2, 2026 and May 3, 2025, no amounts were paid under this agreement.
From time to time, we reimburse Sycamore for certain management expenses it pays on our behalf. During the three-month periods ended May 2, 2026 and May 3, 2025, the amounts paid to Sycamore for these expenses were not material. As of the end of the first quarter of fiscal year 2026 and the end of fiscal year 2025, there was no amount due.
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 10

Other Related Party Transactions
MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During the three-month periods ended May 2, 2026 and May 3, 2025, cost of goods sold included $6.7 million and $8.0 million, respectively, related to the sale of merchandise purchased from this supplier. As of the end of the first quarter of fiscal year 2026 and the end of fiscal year 2025, the net amounts we owed MGF Sourcing US, LLC for these purchases were $5.4 million and $5.6 million, respectively. This liability is included in due to related parties in our condensed consolidated balance sheets.
HU Merchandising, LLC, a subsidiary of Hot Topic, is one of our suppliers. During the three-month period ended May 2, 2026, there were no sales of merchandise purchased from this supplier, and during the three-month period ended May 3, 2025, cost of goods sold related to the sale of merchandise purchased from this supplier was not material. As of the end of the first quarter of fiscal year 2026 and the end of fiscal year 2025, there was no amount due to HU Merchandising, LLC.
Note 6. Debt
Our debt consists of the following (in thousands):

	May 2, 2026	January 31, 2026
ABL Facility (as defined below), due earlier of (i) August 1, 2030 and (ii) the date that is 91 days prior to the maturity of any material indebtedness	$32,840	$31,020
Borrowings under credit facility(A)	$32,840	$31,020

Amended Term Loan Credit Agreement (as defined below), due June 14, 2028	$271,250	$275,625
Less: unamortized original issue discount and debt financing costs	(2,878)	(3,217)
	268,372	272,408
Less: current portion of term loan	(16,144)	(16,144)
Noncurrent debt, net	$252,228	$256,264

(A)Outstanding borrowings under the ABL Facility are classified as current in the condensed consolidated balance sheets based on our intent and ability to repay each respective borrowing within 12 months of the related balance sheet dates.
Senior Secured Asset-Based Revolving Credit Facility, as amended (“ABL Facility”)
As of May 2, 2026 and January 31, 2026, the applicable per annum interest rate for borrowings under the ABL Facility was approximately 7%.
As of May 2, 2026, the maximum restricted payment utilizing the ABL Facility that our subsidiaries could make from its net assets was $103.3 million.
As of May 2, 2026, availability under the ABL Facility was $77.2 million, which reflects borrowings of $32.8 million, net of standby letters of credit issued and outstanding of $11.5 million.
During each of the three-month periods ended May 2, 2026 and May 3, 2025, amortization of financing costs for the ABL Facility was not material. During the three-month periods ended May 2, 2026 and May 3, 2025, interest expense was $0.9 million and $0.2 million, respectively.
As of May 2, 2026, we did not trigger a covenant compliance event and were compliant with our covenants under the ABL Facility.
Amended Term Loan Credit Agreement, as amended (“Amended Term Loan Credit Agreement”)
As of May 2, 2026 and January 31, 2026, the elected interest rate was approximately 9%.
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 11

During the three-month periods ended May 2, 2026 and May 3, 2025, we recognized $6.5 million and $7.5 million, respectively, of interest expense related to the Amended Term Loan Credit Agreement. During each of the three-month periods ended May 2, 2026 and May 3, 2025, amortization of original issue discount and financing costs related to the Amended Term Loan Credit Agreement was $0.3 million.
As of May 2, 2026, we were compliant with our covenants under the Amended Term Loan Credit Agreement.
Note 7. Leases
Our lease costs consist of the following (in thousands):

	Three Months Ended
	May 2, 2026	May 3, 2025
Fixed operating lease cost	$9,609	$12,418
Short-term lease cost	28	22
Variable lease cost	4,948	5,665
Total lease cost	$14,585	$18,105
Note 8. Income Taxes
Effective Tax Rate
During the three-month periods ended May 2, 2026 and May 3, 2025, the provision for income taxes was $0.5 million and $2.6 million, respectively. The effective tax rates for the three-month periods ended May 2, 2026 and May 3, 2025 were 52.5% and 30.7%, respectively. The increase in the effective tax rate for the three-month period ended May 2, 2026 as compared to the three-month period ended May 3, 2025 was primarily due to a decrease in the amount of non-deductible compensation for covered employees relative to income before income taxes for the three months ended May 2, 2026.
Note 9. Commitments and Contingencies
U.S. Tariff Matter
On February 20, 2026, the U.S. Supreme Court issued a ruling that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the United States were unauthorized. Following that ruling, the U.S. Court of International Trade (“CIT”) issued an order directing the U.S. Customs and Border Protection (“CBP”) to process refunds of the IEEPA tariffs, although the CIT immediately suspended the order while CBP developed and implemented the refund process. The IEEPA tariffs and related refund framework remain subject to ongoing litigation, including potential appeals, as well as regulatory and administrative developments. Accordingly, the ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and we have accounted for any potential recovery of IEEPA tariffs as a gain contingency. As of the end of the first quarter of fiscal year 2026, we did not recognize a receivable related to potential refunds of IEEPA tariffs as these refunds were not realized or realizable. On April 20, 2026, we submitted a refund application seeking the first phase of reimbursement of certain previously paid IEEPA tariff amounts totaling approximately $11.4 million. Refer to “Note 13—Subsequent Events” for further information regarding receipt of IEEPA tariff refunds.
Litigation
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
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 12

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
Note 10. Earnings Per Share
The following table provides the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Three Months Ended
	May 2, 2026	May 3, 2025
Net income—basic and diluted	$414	$5,940

Weighted-average number of shares—basic	99,387	104,915

Weighted-average number of shares—basic	99,387	104,915
Effect of dilutive performance stock units and restricted stock units	159	813
Effect of dilutive options	—	313
Weighted-average number of shares—diluted	99,546	106,041

Net earnings per share:
Basic	$0.00	$0.06
Diluted	$0.00	$0.06
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 13

The following table presents potentially dilutive securities excluded from the computation of diluted earnings per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	May 2, 2026	May 3, 2025
Restricted stock awards, restricted stock units and performance stock units	859	26
Stock options	4,848	1,758
Total	5,707	1,784
Note 11. Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

	May 2, 2026	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$125	$125	$—	$—
Total assets	$125	$125	$—	$—
Liabilities:
Unvested restricted cash units liability (current)	$405	$405	$—	$—
Deferred compensation plan liability (current)	152	—	152	—
Deferred compensation plan liability (noncurrent)	4,065	—	4,065	—
Total liabilities	$4,622	$405	$4,217	$—

	January 31, 2026	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$124	$124	$—	$—
Total assets	$124	$124	$—	$—
Liabilities:
Unvested restricted cash units liability (current)	$631	$631	$—	$—
Deferred compensation plan liability (current)	153	—	153	—
Deferred compensation plan liability (noncurrent)	4,039	—	4,039	—
Total liabilities	$4,823	$631	$4,192	$—
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
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 14

The book value of cash, certain of our other current assets, accounts payable, and certain of our accrued expenses and other current liabilities approximate fair value because of the short maturity and high liquidity of these instruments.
As of May 2, 2026 and January 31, 2026, the fair value of the Amended Term Loan Credit Agreement was approximately $115.3 million and $117.1 million, respectively. The fair value of the Amended Term Loan Credit Agreement is determined using current applicable rates for similar instruments as of each balance sheet date, a Level 2 measurement.
The book value of the ABL Facility approximates fair value because of the variable interest rate of this facility, a Level 2 measurement.
Note 12. Segment Reporting
We have determined that we have one reportable segment, which includes the operation of our e-Commerce platform and stores. The single segment was identified based on how the Chief Operating Decision Maker (“CODM”), who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources based on consolidated net income. As the CODM is not provided any asset information, we do not disclose the measure of segment assets. Net sales related to our operations in Canada and Puerto Rico during the three-month periods ended May 2, 2026 and May 3, 2025 were not material and, therefore, are not reported separately from domestic net sales. Long-lived assets in Canada and Puerto Rico as of May 2, 2026 and January 31, 2026 are not reported separately from domestic long-lived assets as they were not material.
The following table presents information regularly provided to the CODM about our reportable segment (in thousands):

	Three Months Ended
	May 2, 2026	May 3, 2025
Net sales	$245,800	$265,965
Less:
Cost of goods sold (A)	152,877	155,646
Selling, general and administrative expenses (B)	60,786	67,884
Depreciation and amortization (C)	6,343	9,394
Share-based compensation	2,019	1,469
Marketing expenses	14,542	15,359
Interest expense	7,719	8,161
Provision for income taxes	457	2,632
Interest income, net of other (income) expense	(27)	(706)
Other expenses (D)	670	186
Net income	$414	$5,940

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
Note 13. Subsequent Events
As described in “Note 9—Commitments and Contingencies,” on April 20, 2026, we submitted a refund application seeking reimbursement of certain previously paid tariff amounts imposed under the IEEPA. In May 2026, we received refunds of a portion of these previously paid tariffs and associated interest totaling approximately $0.8 million, substantially all of which was recorded as a reduction of cost of goods sold upon receipt.
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those described below and in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K and in our other filings with the SEC and public communications.
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
In fiscal year 2025, we implemented a retail store optimization strategy to better align our distribution with the demands of our customers who have increasingly demonstrated a preference for our online experience. We believe this strategy will enhance our customer experience, significantly reduce our cost structure, and improve working capital and cash flow generation, allowing us to reinvest more aggressively in customer reactivation and acquisition initiatives to support long-term revenue growth. In connection with this strategy, we closed 151 stores in fiscal year 2025 and 20 stores in the first quarter of fiscal year 2026, and intend to close up to 10 additional stores in the second quarter of fiscal year 2026.
Key Financial and Operating Metrics
We use the following metrics to assess the progress of our business, inform how we allocate our time and capital, and assess the near-term and longer-term performance of our business.

	Three Months Ended
	May 2, 2026	May 3, 2025
Number of stores (as of end of period)	463	632
Comparable sales	(1.7)%	(3.5)%
Net income (in thousands)	$414	$5,940
Adjusted EBITDA(A) (in thousands)	$17,639	$27,128

(A)Refer to “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.
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
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 16

Number of Stores. Store count reflects all stores open at the end of a reporting period.
Adjusted EBITDA. Adjusted EBITDA is a supplemental measure of our operating performance that is neither required by, nor presented in accordance with GAAP and our calculation thereof may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA represents GAAP net income (loss) plus interest expense less interest income, net of other (income) expense, plus provision for/less (benefit from) income taxes, depreciation and amortization (“EBITDA”), and share-based compensation, noncash deductions and charges and other expenses. We believe Adjusted EBITDA facilitates operating performance comparisons from period to period by isolating the effects of certain items that vary from period to period without any correlation to ongoing operating performance. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting the overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and, as such, use it internally to report and analyze our results and as a benchmark to determine certain non-equity incentive payments made to executives.
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
•provision for (benefit from) income taxes;
•depreciation and amortization;
•share-based compensation;
•noncash deductions and charges; and
•other expenses.
Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and elsewhere in this Form 10-Q and in the section titled “Risk Factors” in our 2025 Form 10-K.
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
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 17

Overall Economic Trends. Our results of operations during any given period are often impacted by the overall economic conditions in the markets in which we operate. Consumer purchases of clothing generally remain constant or may increase during stable economic periods and decline during recessionary periods, inflationary periods and other periods when disposable income is adversely affected. Recent historic high rates of inflation have led to a softening of consumer demand. We have encountered inflation on our wages, transportation and product costs, and a material increase in these costs without any meaningful offsetting price increases may reduce our future profits. Government actions in various countries relating to tariffs, particularly countries in the East and Southeast Asia region, have introduced significant uncertainty to the current U.S. trade environment resulting in increased cost of goods sold and impacted gross margins. Beginning in early 2025, the U.S. government announced a series of broad import tariff increases, including new and expanded duties on goods imported from major sourcing countries that collectively supply a significant portion of our imports. The tariff environment has remained highly fluid, with executive orders, temporary pauses, partial reversals, and ongoing negotiations between the U.S. and its trading partners creating continuing uncertainty. In early 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”) and other laws to collect certain tariffs. Following that ruling, the U.S. Customs and Border Protection was directed to process refunds of the IEEPA tariffs which remain subject to ongoing litigation. On April 20, 2026, we submitted a refund application seeking the first phase of reimbursement of certain previously paid IEEPA tariff amounts totaling approximately $11.4 million. The degree of our exposure is dependent on (among other things) the countries in which the merchandise is manufactured, rates imposed, timing of the tariffs and potential refunds of such tariffs. Higher tariffs may adversely impact our results.
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
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 18

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
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 19

Results of Operations
Our fiscal year ends on the Saturday nearest to January 31 and each fiscal year is generally comprised of four 13-week quarters (although in years with 53 weeks, the fourth quarter is comprised of 14 weeks). Fiscal years 2026 and 2025 are 52-week years. Fiscal years are identified according to the calendar year in which they begin. For example, references to “fiscal year 2026” or similar references refer to the fiscal year ending January 30, 2027. References to the first quarter of fiscal years 2026 and 2025 and to the three-month periods ended May 2, 2026 and May 3, 2025, respectively, refer to the 13-week periods then ended.
Three Months Ended May 2, 2026 Compared to Three Months Ended May 3, 2025
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	May 2, 2026	% of Net Sales	May 3, 2025	% of Net Sales
Net sales	$245,800	100.0%	$265,965	100.0%
Cost of goods sold	158,982	64.7	164,563	61.9
Gross profit	86,818	35.3	101,402	38.1
Selling, general and administrative expenses	63,713	25.9	70,016	26.3
Marketing expenses	14,542	5.9	15,359	5.8
Income from operations	8,563	3.5	16,027	6.0
Interest expense	7,719	3.1	8,161	3.1
Interest income, net of other (income) expense	(27)	0.0	(706)	(0.3)
Income before income taxes	871	0.4	8,572	3.2
Provision for income taxes	457	0.2	2,632	1.0
Net income	$414	0.2%	$5,940	2.2%
The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	May 2, 2026	May 3, 2025
Net income	$414	$5,940
Interest expense	7,719	8,161
Interest income, net of other (income) expense	(27)	(706)
Provision for income taxes	457	2,632
Depreciation and amortization(A)	6,343	9,394
Share-based compensation(B)	2,019	1,469
Noncash deductions and charges(C)	44	52
Other expenses(D)	670	186
Adjusted EBITDA	$17,639	$27,128

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)During the three months ended May 2, 2026 and May 3, 2025, share-based compensation includes $0.8 million and $0.2 million, respectively, for awards that will be settled in cash as they are accounted for similar to awards settled in shares in accordance with ASC 718, Compensation—Stock Compensation.
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
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 20

Net Sales
Net sales decreased $20.2 million, or 7.6%, to $245.8 million for the three months ended May 2, 2026, from $266.0 million for the three months ended May 3, 2025. This decrease was primarily driven by decreases in sales transactions and sales transaction values primarily due to the implementation of our retail store optimization strategy. The total number of stores we operate decreased by 169 stores, or 26.7%, to 463 stores as of May 2, 2026, from 632 stores as of May 3, 2025, primarily due to the implementation of our retail store optimization strategy.
Gross Profit
Gross profit for the three months ended May 2, 2026 decreased $14.6 million, or 14.4%, to $86.8 million, from $101.4 million for the three months ended May 3, 2025. Gross profit as a percentage of net sales decreased 2.8% to 35.3% for the three months ended May 2, 2026 from 38.1% for the three months ended May 3, 2025. The decrease in gross profit was primarily driven by a decrease in net sales and increased promotional activity, partially offset by decreased store occupancy costs, store depreciation expense and distribution center expenses. The decrease in gross profit as a percentage of net sales was primarily driven by higher costs from tariffs imposed under IEEPA and increased promotional activity, partially offset by decreased store occupancy costs, store depreciation expense and distribution center expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended May 2, 2026 decreased $6.3 million, or 9.0%, to $63.7 million, from $70.0 million for the three months ended May 3, 2025. The decrease was primarily due to a $5.4 million decrease in store and e-Commerce payroll costs, a $1.0 million decrease in headquarters general and administrative expenses, and a $0.4 million decrease in performance bonuses, partially offset by a $0.6 million increase in share-based compensation. Selling, general and administrative expenses as a percentage of net sales decreased 0.4% to 25.9% for the three months ended May 2, 2026 from 26.3% for the three months ended May 3, 2025. The decrease was primarily driven by decreased store and e-Commerce payroll costs, partially offset by increased share-based compensation and the deleverage of headquarters general and administrative expenses and other store operating costs as a result of lower net sales.
Marketing Expenses
Marketing expenses for the three months ended May 2, 2026 decreased $0.8 million, or 5.3%, to $14.5 million, from $15.4 million for the three months ended May 3, 2025. Marketing expenses as a percentage of net sales increased 0.1% to 5.9% for the three months ended May 2, 2026 from 5.8% for the three months ended May 3, 2025. The decrease in marketing expenses was primarily driven by decreases in social media and retargeting, partially offset by increased spend on photographic production, direct mail and models. The increase in marketing expenses as a percentage of net sales was driven by the deleverage of marketing expenses as a result of lower net sales.
Interest Expense
Interest expense was $7.7 million for the three months ended May 2, 2026, compared to $8.2 million for the three months ended May 3, 2025. The decrease was primarily due to a decrease in the variable interest rate and a lower balance on the Amended Term Loan Credit Agreement resulting from principal payments, partially offset by an increase resulting from increased borrowing under the ABL Facility.
Provision for Income Taxes
The provision for income taxes was $0.5 million for the three months ended May 2, 2026 and $2.6 million for the three months ended May 3, 2025. Our effective tax rate was 52.5% for the three months ended May 2, 2026 and 30.7% for the three months ended May 3, 2025. The increase in the effective tax rate for the three months ended May 2, 2026 as compared to the three months ended May 3, 2025 was primarily due to a decrease in the amount of non-deductible compensation for covered employees relative to income before income taxes for the three months ended May 2, 2026.
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 21

Liquidity and Capital Resources
Cash Sources
Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our ABL Facility.
As of May 2, 2026, we had $22.8 million in cash and cash equivalents and $301.2 million of outstanding indebtedness, net of unamortized original issue discount and financing costs, of which $32.8 million consists of borrowings on our ABL Facility, which is accruing interest at an underlying variable rate of 7%, and $268.4 million consists of term loans under the Amended Term Loan Credit Agreement, which is accruing interest at an underlying variable rate of 9%. As of May 2, 2026, we had access to $77.2 million in additional liquidity from our ABL Facility, net of outstanding letters of credit.
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
As of May 2, 2026, we did not trigger a covenant compliance event and were compliant with our covenants under the ABL Facility.
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
As of May 2, 2026, we were compliant with our covenants under the Amended Term Loan Credit Agreement.
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 22

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
Outside of any routine transactions made in the ordinary course of business, there have been no significant changes to our material cash requirements as disclosed in our 2025 Form 10-K.
Cash Flow Analysis
A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Three Months Ended
	May 2, 2026	May 3, 2025
Net cash provided by (used in) operating activities	$11,179	$(18,015)
Net cash used in investing activities	$(5,484)	$(2,547)
Net cash used in financing activities	$(2,899)	$(4,674)
Net Cash Provided By/Used In Operating Activities
Operating activities consist primarily of net income adjusted for noncash items, including depreciation and amortization and share-based compensation, the effect of working capital changes and taxes paid.
Net cash provided by operating activities during the three months ended May 2, 2026 was $11.2 million compared to net cash used of $18.0 million during the three months ended May 3, 2025. The increase in net cash provided by operating activities during the three months ended May 2, 2026 was primarily as a result of an increase in accounts payable and a lower decrease in accrued expenses and other current liabilities, partially offset by an increase in inventory and a decrease in net income.
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
Net cash used in investing activities during the three months ended May 2, 2026 was $5.5 million compared to $2.5 million during the three months ended May 3, 2025. The increase in net cash used in investing activities was primarily a result of an increase in capital expenditures due to an increased investment in store fixtures and equipment during the three months ended May 2, 2026, compared to the three months ended May 3, 2025.
Net Cash Used In Financing Activities
Financing activities consist primarily of (i) borrowings and repayments related to our ABL Facility, (ii) borrowings and repayments related to the Amended Term Loan Credit Agreement and (iii) repurchases and retirement of our common stock.
Net cash used in financing activities during the three months ended May 2, 2026 was $2.9 million compared to $4.7 million during the three months ended May 3, 2025. The decrease in net cash used in financing activities is primarily due to an increase in net borrowings related to the ABL Facility.
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 23

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as discussed in our 2025 Form 10-K.
Recently Issued Accounting Pronouncements
Refer to “Note 2—Accounting Standards” in our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for information regarding recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk profile disclosed in our 2025 Form 10-K has not materially changed as of May 2, 2026.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We, under the supervision of and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 2, 2026, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended May 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 24

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Insider Trading Arrangements and Policies.
During the fiscal quarter ended May 2, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 25

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Torrid Holdings Inc., dated July 6, 2021.	8-K	7/6/2021	3.1
3.2	Amended and Restated Bylaws of Torrid Holdings Inc.	10-K	3/28/2023	3.2
10.1+*	Promotion Letter by and between Torrid Holdings Inc. and Ashlee Wheeler, dated April 1, 2026.
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

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files (formatted in Inline XBRL)
104*	Cover Page Interactive Data Files (Embedded within the Inline XBRL document and included in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith
Torrid Holdings Inc. | Q1 2026 Form 10-Q | 26

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in City of Industry, California on June 11, 2026.

Torrid Holdings Inc.

By:	/s/ LISA HARPER
Name:	Lisa Harper
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ PAULA DEMPSEY
Name:	Paula Dempsey
Title:	Chief Financial Officer
(Principal Financial Officer)