Form 10-Q
period 2026-08-01
Torrid Holdings Inc.
filed 2026-09-10
CIK 1792781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of September 1, 2026, there were 99,719,435 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2026 (the “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Form 10-Q are forward-looking statements. Forward-looking statements reflect our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology). For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
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
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the effect of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “2025 Form 10-K”) and in our subsequent filings with the SEC and public communications. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Torrid Holdings Inc. | Q2 2026 Form 10-Q | 1

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	August 1, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$22,004	$20,023
Restricted cash	421	421
Inventory	125,600	136,483
Prepaid expenses and other current assets	27,690	24,564
Prepaid income taxes	10,822	11,991
Total current assets	186,537	193,482
Property and equipment, net	46,960	51,632
Operating lease right-of-use assets	93,099	108,191
Deposits and other noncurrent assets	17,385	19,570
Deferred tax assets	19,065	19,065
Intangible asset	8,400	8,400
Total assets	$371,446	$400,340
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$57,718	$56,764
Accrued and other current liabilities	90,668	106,446
Operating lease liabilities	26,649	32,171
Borrowings under credit facility	39,690	31,020
Current portion of term loan	16,144	16,144
Due to related parties	3,992	6,271
Income taxes payable	—	122
Total current liabilities	234,861	248,938
Noncurrent operating lease liabilities	86,814	100,884
Noncurrent debt, net	248,192	256,264
Deferred compensation	4,137	4,039
Other noncurrent liabilities	3,255	3,622
Total liabilities	577,259	613,747
Commitments and contingencies (Note 9)
Stockholders’ Deficit:
Preferred shares: $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at August 1, 2026 and January 31, 2026	—	—
Common shares: $0.01 par value; 1,000,000,000 shares authorized; 105,724,568 and 99,693,660 shares issued and outstanding, respectively, at August 1, 2026; 105,344,216 and 99,313,308 shares issued and outstanding, respectively, at January 31, 2026	1,057	1,053
Additional paid-in capital	146,911	144,720
Accumulated deficit	(332,712)	(338,303)
Accumulated other comprehensive loss	(798)	(606)
Common shares in treasury, at cost: 6,030,908 shares at August 1, 2026 and January 31, 2026	(20,271)	(20,271)
Total stockholders’ deficit	(205,813)	(213,407)
Total liabilities and stockholders’ deficit	$371,446	$400,340
The accompanying notes are an integral part of these condensed consolidated financial statements.
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 2

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$231,727	$262,806	$477,527	$528,771
Cost of goods sold	141,980	169,318	300,962	333,881
Gross profit	89,747	93,488	176,565	194,890
Selling, general and administrative expenses	61,882	70,511	125,595	140,527
Marketing expenses	13,326	12,817	27,868	28,176
Income from operations	14,539	10,160	23,102	26,187
Interest expense	7,841	8,119	15,560	16,280
Interest income, net of other expense (income)	148	(13)	121	(719)
Income before income taxes	6,550	2,054	7,421	10,626
Provision for income taxes	1,373	487	1,830	3,119
Net income	$5,177	$1,567	$5,591	$7,507

Net earnings per share:
Basic	$0.05	$0.02	$0.06	$0.07
Diluted	$0.05	$0.02	$0.06	$0.07
Weighted average number of shares:
Basic	99,602	102,470	99,495	103,699
Diluted	100,213	102,746	99,880	104,400

Other comprehensive (loss) income:
Foreign currency translation adjustment	(207)	16	(192)	391
Total other comprehensive (loss) income	(207)	16	(192)	391
Comprehensive income	$4,970	$1,583	$5,399	$7,898

The accompanying notes are an integral part of these condensed consolidated financial statements.
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 3

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands)

	Six Months Ended August 1, 2026
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares		Total Stockholders’ Deficit
	Shares	Amount				Shares	Amount
Balance at January 31, 2026	99,313	$1,053	$144,720	$(338,303)	$(606)	6,031	$(20,271)	$(213,407)
Net income	—	—	—	414	—	—	—	414
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	185	2	(160)	—	—	—	—	(158)
Share-based compensation	—	—	1,216	—	—	—	—	1,216
Other comprehensive income	—	—	—	—	15	—	—	15
Balance at May 2, 2026	99,498	1,055	145,776	(337,889)	(591)	6,031	(20,271)	(211,920)
Net income	—	—	—	5,177	—	—	—	5,177
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	106	1	(18)	—	—	—	—	(17)
Issuance of common stock related to employee stock purchase plan	90	1	74	—	—	—	—	75
Share-based compensation	—	—	1,079	—	—	—	—	1,079
Other comprehensive loss	—	—	—	—	(207)	—	—	(207)
Balance at August 1, 2026	99,694	$1,057	$146,911	$(332,712)	$(798)	6,031	$(20,271)	$(205,813)
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 4

	Six Months Ended August 2, 2025
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares		Total Stockholders’ Deficit
	Shares	Amount				Shares	Amount
Balance at February 1, 2025	104,860	$1,049	$140,029	$(331,269)	$(898)	—	$—	$(191,089)
Net income	—	—	—	5,940	—	—	—	5,940
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	134	1	(321)	—	—	—	—	(320)
Issuance of common shares related to exercise of non qualified stock options	7	—	20	—	—	—	—	20
Share-based compensation	—	—	1,253	—	—	—	—	1,253
Other comprehensive income	—	—	—	—	375	—	—	375
Balance at May 3, 2025	105,001	1,050	140,981	(325,329)	(523)	—	—	(183,821)
Net income	—	—	—	1,567	—	—	—	1,567
Issuance of common shares and withholding tax payments related to vesting of restricted stock awards and restricted stock units	87	1	(119)	—	—	—	—	(118)
Issuance of common stock related to employee stock purchase plan	69	1	172	—	—	—	—	173
Share-based compensation	—	—	1,352	—	—	—	—	1,352
Purchase of common stock, including excise tax	(6,031)	—	—	—	—	6,031	(20,285)	(20,285)
Other comprehensive income	—	—	—	—	16	—	—	16
Balance at August 2, 2025	99,126	$1,052	$142,386	$(323,762)	$(507)	6,031	$(20,285)	$(201,116)
The accompanying notes are an integral part of these condensed consolidated financial statements.
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 5

TORRID HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	August 1, 2026	August 2, 2025
OPERATING ACTIVITIES
Net income	$5,591	$7,507
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Write down of inventory	1,436	1,427
Operating right-of-use assets amortization	13,578	17,583
Depreciation and other amortization	12,110	19,584
Share-based compensation	4,321	2,840
Deferred taxes	—	2,743
Write off of excess operating lease liabilities against operating right-of-use-assets	(1,881)	(4,164)
Other, net	589	(799)
Changes in operating assets and liabilities:
Inventory	9,253	17,060
Prepaid expenses and other current assets	(3,126)	(1,258)
Prepaid income taxes	1,169	(6,900)
Deposits and other noncurrent assets	2,134	(1,045)
Accounts payable	424	(19,980)
Accrued and other current liabilities	(16,771)	(17,026)
Operating lease liabilities	(16,910)	(19,840)
Other noncurrent liabilities	452	(82)
Deferred compensation	98	(112)
Due to related parties	(2,279)	74
Income taxes payable	(122)	118
Net cash provided by (used in) operating activities	10,066	(2,270)
INVESTING ACTIVITIES
Purchases of property and equipment	(7,415)	(3,671)
Net cash used in investing activities	(7,415)	(3,671)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	311,060	171,650
Principal payments on revolving credit facility	(302,390)	(163,750)
Deferred financing costs paid for revolving credit facility	—	(375)
Principal payments on term loan	(8,750)	(8,750)
Proceeds from issuances under share-based compensation plans	74	199
Withholding tax payments related to vesting of restricted stock units and awards and exercise of non qualified stock options	(175)	(444)
Share repurchase, including excise tax paid	(186)	(20,000)
Net cash used in financing activities	(367)	(21,470)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(303)	431
Increase (decrease) in cash, cash equivalents and restricted cash	1,981	(26,980)
Cash, cash equivalents and restricted cash at beginning of period	20,444	48,922
Cash, cash equivalents and restricted cash at end of period	$22,425	$21,942
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest related to the revolving credit facility and term loan	$12,592	$17,680
Cash paid during the period for income taxes	$789	$7,135
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued liabilities	$1,248	$2,138
Excise tax from share repurchase included in accounts payable and accrued liabilities	$—	$200
Cost of treasury shares included in accounts payable and accrued liabilities	$—	$85
The accompanying notes are an integral part of these condensed consolidated financial statements.
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 6

TORRID HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 7

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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 and each fiscal year is generally comprised of four 13-week quarters (although in years with 53 weeks, the fourth quarter is comprised of 14 weeks). Fiscal years 2026 and 2025 are 52-week years. Fiscal years are identified according to the calendar year in which they begin. For example, references to “fiscal year 2026” or similar references refer to the fiscal year ending January 30, 2027. References to the second quarter of fiscal years 2026 and 2025 and to the three- and six-month periods ended August 1, 2026 and August 2, 2025, respectively, refer to the 13- and 26-week periods then ended.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three- and six-month periods ended August 1, 2026 and August 2, 2025 are not necessarily indicative of the results that may be expected for any future interim periods, the fiscal year ending January 30, 2027, or for any future fiscal year.
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
Description of Business
We are a direct-to-consumer brand of apparel, intimates and accessories in North America aimed at fashionable women who are curvy and wear sizes 8 to 30. We generate revenues primarily through our e-Commerce platform www.torrid.com and our stores in the United States of America, Puerto Rico and Canada.
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
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 8

Significant Accounting Policies
A description of our significant accounting policies is included in the audited consolidated financial statements in our 2025 Form 10-K. No changes to significant accounting policies have occurred since January 31, 2026.
Inventory
Our inventory is comprised solely of finished goods.
Note 2. Accounting Standards
Recently Adopted Accounting Standards
We did not adopt any new accounting standards during the three- and six-month periods ended August 1, 2026.
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
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 9

We have considered all other recent accounting pronouncements and have concluded that there are no other recent accounting pronouncements not yet adopted that are applicable to us, based on current information.
Note 3. Property and Equipment
Property and equipment are summarized as follows (in thousands):

	August 1, 2026	January 31, 2026
Property and equipment, at cost
Leasehold improvements	$141,575	$147,790
Furniture, fixtures and equipment	105,577	104,555
Software and licenses	15,863	15,881
Construction-in-progress	984	1,198
	263,999	269,424
Less: accumulated depreciation and amortization	(217,039)	(217,792)
Property and equipment, net	$46,960	$51,632
We recorded depreciation expense related to our property and equipment in the amounts of $5.1 million and $11.4 million during the three- and six-month periods ended August 1, 2026, respectively. We recorded depreciation expense related to our property and equipment in the amounts of $9.4 million and $18.8 million during the three- and six-month periods ended August 2, 2025, respectively.
We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. During the three- and six-month periods ended August 1, 2026 and August 2, 2025, we did not recognize any impairment charges.
Note 4. Revenue Recognition
Our revenue, disaggregated by product category, consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Apparel	$212,729	$241,411	$440,514	$481,198
Non-apparel	9,665	13,457	19,214	31,710
Other	9,333	7,938	17,799	15,863
Total net sales	$231,727	$262,806	$477,527	$528,771
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
We recognize a contract liability when we receive consideration from a customer before our performance obligations under the terms of a contract or an implied arrangement with the customer are satisfied. The opening and closing balances of our contract liabilities are as follows (in thousands):

	August 1, 2026	January 31, 2026
Accrued loyalty program(1)	$9,707	$9,425
Gift cards(1)	$11,712	$13,695
Deferred revenue(2)	$1,998	$2,683
Deferred PLCC Funds(3)	$2,708	$2,958

(1)Amounts are included within accrued and other current liabilities in the condensed consolidated balance sheets.
(2)Amount as of August 1, 2026 consists of $1.9 million within accrued and other current liabilities and $0.1 million within other noncurrent liabilities in the condensed consolidated balance sheet. Amount as of January 31, 2026 consists of $2.5 million within accrued and other current liabilities and $0.2 million within other noncurrent liabilities in the condensed consolidated balance sheet.
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 10

(3)Amount as of August 1, 2026 consists of $0.5 million within accrued and other current liabilities and $2.2 million within other noncurrent liabilities in the condensed consolidated balance sheet and will be recognized as revenue on a straight-line basis over the remaining term of our PLCC agreement through December 2031. Amount as of January 31, 2026 consists of $0.5 million within accrued and other current liabilities and $2.5 million within other noncurrent liabilities in the condensed consolidated balance sheet.
During the three-month period ended August 1, 2026, we recognized revenue of approximately $1.3 million, $1.0 million and $0.2 million related to our accrued loyalty program, gift cards and deferred PLCC Funds, respectively, that existed at the beginning of fiscal year 2026. During the three-month period ended August 1, 2026, no amount was recognized related to our deferred revenue that existed at the beginning of fiscal year 2026. During the three-month period ended August 2, 2025, we recognized revenue of approximately $1.3 million, $0.8 million and $0.2 million related to our accrued loyalty program, gift cards and deferred PLCC Funds, respectively, that existed at the beginning of fiscal year 2025. During the three-month period ended August 2, 2025, no amount was recognized related to our deferred revenue that existed at the beginning of fiscal year 2025. During the six-month period ended August 1, 2026, we recognized revenue of approximately $6.1 million, $3.2 million, $2.3 million and $0.3 million related to our accrued loyalty program, gift cards, deferred revenue and deferred PLCC Funds, respectively, that existed at the beginning of fiscal year 2026. During the six-month period ended August 2, 2025, we recognized revenue of approximately $7.5 million, $4.0 million, $2.8 million and $0.3 million related to our accrued loyalty program, gift cards, deferred revenue and deferred PLCC Funds, respectively, that existed at the beginning of fiscal year 2025.
During the three-month period ended August 1, 2026, we recorded $0.1 million as a benefit to net sales to reflect the estimated value of future award redemptions under our loyalty program. During the six-month period ended August 1, 2026, we recorded $0.3 million as a reduction to net sales to reflect the estimated value of future award redemptions under our loyalty program. During the three- and six-month periods ended August 2, 2025, we recorded $2.1 million and $0.3 million, respectively, as a benefit to net sales to reflect the estimated value of future award redemptions under our loyalty program.
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
During each of the three- and six-month periods ended August 1, 2026 and August 2, 2025, Hot Topic charged us $0.5 million and $1.0 million, respectively, for various services under the applicable service agreements, all of which were recorded as components of selling, general and administrative expenses. As of the end of the second quarter of fiscal year 2026 and the end of fiscal year 2025, we owed $0.2 million and $0.6 million, respectively, to Hot Topic for these services which is included in due to related parties in our condensed consolidated balance sheets.
On August 1, 2019, we entered into a services agreement with Hot Topic, which was subsequently amended on July 31, 2022, September 30, 2022, December 1, 2022, January 1, 2024 and May 30, 2024 (“Amended Reverse Services Agreement”). Under the Amended Reverse Services Agreement, Torrid provided Hot Topic with certain information technology services for a fixed fee. The term of the Amended Reverse Services Agreement ended on October 25, 2025.
During each of the three- and six-month periods ended August 1, 2026, no amount was charged to Hot Topic for these services. During the three- and six-month periods ended August 2, 2025, we charged Hot Topic $0.1 million and $0.2 million, respectively, for these services, which were recorded as reductions of selling, general and administrative expenses. As of the end of the second quarter of fiscal year 2026 and the end of fiscal year 2025, no amount was owed to us by Hot Topic for these services.
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 11

Hot Topic incurs certain direct expenses on our behalf, such as payments to our non-merchandise vendors and each month, we pay Hot Topic for these pass-through expenses. As of the end of the second quarter of fiscal year 2026, the net amount we owed Hot Topic for these expenses was not material. As of the end of fiscal year 2025, the net amount we owed Hot Topic for these expenses was $0.1 million, which is included in due to related parties in our condensed consolidated balance sheet.
Sponsor Advisory Services Agreement
On May 1, 2015, we entered into an advisory services agreement with Sycamore, pursuant to which Sycamore agreed to provide strategic planning and other related services to us. We are obligated to reimburse Sycamore for its expenses incurred in connection with providing such advisory services to us. As of the end of the second quarter of fiscal year 2026 and the end of fiscal year 2025, there were no amounts due, and during each of the three- and six-month periods ended August 1, 2026 and August 2, 2025, no amounts were paid under this agreement.
From time to time, we reimburse Sycamore for certain management expenses it pays on our behalf. During the three- and six-month periods ended August 1, 2026 and August 2, 2025, the amounts paid to Sycamore for these expenses were not material. As of the end of the second quarter of fiscal year 2026 and the end of fiscal year 2025, there was no amount due.
Other Related Party Transactions
MGF Sourcing US, LLC, an entity indirectly controlled by affiliates of Sycamore, is one of our suppliers. During the three- and six-month periods ended August 1, 2026, cost of goods sold included $6.2 million and $12.9 million, respectively, related to the sale of merchandise purchased from this supplier. During the three- and six-month periods ended August 2, 2025, cost of goods sold included $8.8 million and $16.8 million, respectively, related to the sale of merchandise purchased from this supplier. As of the end of the second quarter of fiscal year 2026 and the end of fiscal year 2025, the net amounts we owed MGF Sourcing US, LLC for these purchases were $3.8 million and $5.6 million, respectively. This liability is included in due to related parties in our condensed consolidated balance sheets.
HU Merchandising, LLC, a subsidiary of Hot Topic, is one of our suppliers. During the three- and six-month periods ended August 1, 2026, there were no sales of merchandise purchased from this supplier, and during the three- and six-month periods ended August 2, 2025, cost of goods sold related to the sale of merchandise purchased from this supplier was not material. As of the end of the second quarter of fiscal year 2026 and the end of fiscal year 2025, there was no amount due to HU Merchandising, LLC.
Share Repurchase
On June 23, 2025, we entered into a stock repurchase agreement with Sycamore, whereby we agreed to purchase $20.0 million of shares of our common stock in a private transaction at a price per share equal to $3.32 (which was equal to the price paid by the underwriters, net of underwriting discounts and commissions, in Sycamore’s concurrent sale of shares of our common stock in a public offering). Accordingly, during the three- and six-month periods ended August 2, 2025, we repurchased 6,030,908 shares of common stock, which are being held as treasury stock.
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 12

Note 6. Debt
Our debt consists of the following (in thousands):

	August 1, 2026	January 31, 2026
ABL Facility (as defined below), due earlier of (i) August 1, 2030 and (ii) the date that is 91 days prior to the maturity of any material indebtedness	$39,690	$31,020
Borrowings under credit facility(A)	$39,690	$31,020

Amended Term Loan Credit Agreement (as defined below), due June 14, 2028	$266,875	$275,625
Less: unamortized original issue discount and debt financing costs	(2,539)	(3,217)
	264,336	272,408
Less: current portion of term loan	(16,144)	(16,144)
Noncurrent debt, net	$248,192	$256,264

(A)Outstanding borrowings under the ABL Facility are classified as current in the condensed consolidated balance sheets based on our intent and ability to repay each respective borrowing within 12 months of the related balance sheet dates.
Senior Secured Asset-Based Revolving Credit Facility, as amended (“ABL Facility”)
As of August 1, 2026 and January 31, 2026, the applicable per annum interest rate for borrowings under the ABL Facility was approximately 7%.
As of August 1, 2026, the maximum restricted payment utilizing the ABL Facility that our subsidiaries could make from its net assets was $88.6 million.
As of August 1, 2026, availability under the ABL Facility was $52.4 million, which reflects borrowings of $39.7 million, net of standby letters of credit issued and outstanding of $12.1 million.
During each of the three-month periods ended August 1, 2026 and August 2, 2025, amortization of financing costs for the ABL Facility was $0.1 million. During each of the six-month periods ended August 1, 2026 and August 2, 2025, amortization of financing costs for the ABL Facility was $0.1 million. During the three- and six-month periods ended August 1, 2026, interest expense was $0.9 million and $1.8 million, respectively. During the three- and six-month periods ended August 2, 2025, interest expense was $0.4 million and $0.6 million, respectively.
As of August 1, 2026, we did not trigger a covenant compliance event and were compliant with our covenants under the ABL Facility.
Amended Term Loan Credit Agreement, as amended (“Amended Term Loan Credit Agreement”)
As of August 1, 2026 and January 31, 2026, the elected interest rate was approximately 9%.
During the three- and six-month periods ended August 1, 2026, we recognized $6.5 million and $13.0 million, respectively, of interest expense related to the Amended Term Loan Credit Agreement. During the three- and six-month periods ended August 2, 2025, we recognized $7.4 million and $14.9 million, respectively, of interest expense related to the Amended Term Loan Credit Agreement. During the three- and six-month periods ended August 1, 2026, amortization of original issue discount and financing costs related to the Amended Term Loan Credit Agreement was $0.3 million and $0.6 million, respectively. During the three- and six-month periods ended August 2, 2025, amortization of original issue discount and financing costs related to the Amended Term Loan Credit Agreement was $0.3 million and $0.6 million, respectively.
As of August 1, 2026, we were compliant with our covenants under the Amended Term Loan Credit Agreement.
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 13

Note 7. Leases
Our lease costs consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Fixed operating lease cost	$9,081	$11,956	$18,690	$24,374
Short-term lease cost	19	21	47	43
Variable lease cost	4,938	5,613	9,886	11,278
Total lease cost	$14,038	$17,590	$28,623	$35,695
Note 8. Income Taxes
Effective Tax Rate
During the three- and six-month periods ended August 1, 2026, the provision for income taxes was $1.4 million and $1.8 million, respectively. During the three- and six-month periods ended August 2, 2025, the provision for income taxes was $0.5 million and $3.1 million, respectively. The effective tax rates for the three- and six-month periods ended August 1, 2026 were 21.0% and 24.7%, respectively. The effective tax rates for the three- and six-month periods ended August 2, 2025 were 23.7% and 29.4%, respectively. The decrease in the effective tax rate for the three-month period ended August 1, 2026 as compared to the three-month period ended August 2, 2025 was primarily due to the discrete recognition of refunds of previously paid IEEPA tariffs (as described in “Note 9—Commitments and Contingencies”), partially offset by a decrease in the amount of non-deductible compensation for covered employees relative to income before income taxes for the three-month period ended August 1, 2026. The decrease in the effective tax rate for the six-month period ended August 1, 2026 as compared to the six-month period ended August 2, 2025 was primarily due to the discrete recognition of refunds of previously paid IEEPA tariffs for the six-month period ended August 1, 2026.
Note 9. Commitments and Contingencies
U.S. Tariff Matter
On February 20, 2026, the U.S. Supreme Court issued a ruling that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the United States were unauthorized. Following that ruling, the U.S. Court of International Trade (“CIT”) issued an order directing the U.S. Customs and Border Protection (“CBP”) to process refunds of the IEEPA tariffs. On April 20, 2026, the CBP launched the Consolidated Administration and Processing of Entries (“CAPE”) portal through which importers of record may submit IEEPA tariff refund claims.
The IEEPA tariffs and related refund framework remain subject to ongoing litigation, including potential appeals, as well as regulatory and administrative developments. Accordingly, the ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain, and we have accounted for any potential recovery of previously paid IEEPA tariffs as a gain contingency.
On April 20, 2026, we submitted a refund application through the CAPE portal seeking the first phase of reimbursement of certain previously paid IEEPA tariff amounts totaling approximately $11.3 million. During the three- and six-month periods ended August 1, 2026, we received refunds of a portion of these previously paid tariffs totaling approximately $11.1 million, which was recorded as a reduction of cost of goods sold, and associated interest totaling approximately $0.3 million, which was recorded as interest income. As of the end of the second quarter of fiscal year 2026, we did not recognize a receivable related to potential remaining or future refunds of IEEPA tariffs as these refunds were not realized or realizable. We will continue to monitor legal, regulatory, and administrative developments related to the IEEPA refund process and will recognize any additional recovery when realizable.
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 14

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
Indemnities, Commitments and Guarantees
During the ordinary course of business, we have made certain other indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to our Board of Directors and officers to the maximum extent permitted. Commitments include those given to various merchandise vendors and suppliers. From time to time, we have issued guarantees in the form of standby letters of credit as security for workers’ compensation claims. The durations of these indemnities, commitments and guarantees vary and may continue for as long as the underlying lease, employment relationship, or vendor arrangement remains in effect.
These guarantees and indemnities are triggered under the following circumstances: (i) with respect to our standby letters of credit, if we fail to pay workers’ compensation benefits or claims as required under applicable state law, permitting the beneficiary to draw on the letter of credit; (ii) with respect to our lessor indemnities, upon a third-party claim for bodily injury, property damage, or other liability arising out of our use or occupancy of the leased premises; and (iii) with respect to indemnities provided to our Board of Directors and officers, upon the initiation of litigation, investigation, or other proceeding against such individual arising from their service to us.
The aggregate face amount of the outstanding letters of credit issued as security for workers’ compensation claims represents the maximum potential amount of future payments we could be required to make on such claims. This amount is undiscounted and has not been reduced for any amounts we may recover through insurance or other recourse.
Other indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make; for those that are unlimited in nature, we are unable to develop a meaningful estimate of the maximum potential amount of future payments because the amount is inherently unknowable and would depend on facts and circumstances not yet in existence, such as the nature and extent of a future claim.
We do not hold collateral, nor do we have recourse provisions against third parties, related to these letters of credit, indemnities, or vendor commitments.
We regularly evaluate the probability of having to incur costs associated with these indemnities, commitments and guarantees, and accrue for expected losses that are probable. As of the end of the second quarter of fiscal year 2026, we have not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated financial statements as no demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our condensed consolidated financial statements.
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 15

Note 10. Earnings Per Share
The following table provides the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net income—basic and diluted	$5,177	$1,567	$5,591	$7,507

Weighted-average number of shares—basic	99,602	102,470	99,495	103,699

Weighted-average number of shares—basic	99,602	102,470	99,495	103,699
Effect of dilutive performance stock units and restricted stock units	611	209	385	511
Effect of dilutive options	—	67	—	190
Weighted-average number of shares—diluted	100,213	102,746	99,880	104,400

Net earnings per share:
Basic	$0.05	$0.02	$0.06	$0.07
Diluted	$0.05	$0.02	$0.06	$0.07
The following table presents potentially dilutive securities excluded from the computation of diluted earnings per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Restricted stock awards, restricted stock units and performance stock units	510	708	604	312
Stock options	6,110	2,597	5,479	2,321
Total	6,620	3,305	6,083	2,633
Note 11. Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

	August 1, 2026	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$126	$126	$—	$—
Total assets	$126	$126	$—	$—
Liabilities:
Unvested restricted cash units liability (current)	$1,579	$1,579	$—	$—
Deferred compensation plan liability (current)	156	—	156	—
Deferred compensation plan liability (noncurrent)	4,137	—	4,137	—
Total liabilities	$5,872	$1,579	$4,293	$—
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 16

	January 31, 2026	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$124	$124	$—	$—
Total assets	$124	$124	$—	$—
Liabilities:
Unvested restricted cash units liability (current)	$631	$631	$—	$—
Deferred compensation plan liability (current)	153	—	153	—
Deferred compensation plan liability (noncurrent)	4,039	—	4,039	—
Total liabilities	$4,823	$631	$4,192	$—
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
As of August 1, 2026 and January 31, 2026, the fair value of the Amended Term Loan Credit Agreement was approximately $120.1 million and $117.1 million, respectively, compared to its carrying value, excluding unamortized original issue discount and debt financing costs, of $266.9 million and $275.6 million, respectively. The fair value of the Amended Term Loan Credit Agreement is determined using current applicable rates for similar instruments as of each balance sheet date, a Level 2 measurement.
The book value of the ABL Facility approximates fair value because of the variable interest rate of this facility, a Level 2 measurement.
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 17

Note 12. Segment Reporting
We have determined that we have one reportable segment, which includes the operation of our e-Commerce platform and stores. The single segment was identified based on how the Chief Operating Decision Maker (“CODM”), who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources based on consolidated net income. As the CODM is not provided any asset information, we do not disclose the measure of segment assets. Net sales related to our operations in Canada and Puerto Rico during the three- and six-month periods ended August 1, 2026 and August 2, 2025 were not material and, therefore, are not reported separately from domestic net sales. Long-lived assets in Canada and Puerto Rico as of August 1, 2026 and January 31, 2026 are not reported separately from domestic long-lived assets as they were not material.
The following table presents information regularly provided to the CODM about our reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$231,727	$262,806	$477,527	$528,771
Less:
Cost of goods sold (A)	137,190	160,125	290,067	315,771
Selling, general and administrative expenses (B)	57,802	68,362	118,588	136,246
Depreciation and amortization (C)	5,037	9,430	11,380	18,824
Share-based compensation	2,302	1,371	4,321	2,840
Marketing expenses	13,326	12,817	27,868	28,176
Interest expense	7,841	8,119	15,560	16,280
Provision for income taxes	1,373	487	1,830	3,119
Interest income, net of other expense (income)	148	(13)	121	(719)
Other expenses (D)	1,531	541	2,201	727
Net income	$5,177	$1,567	$5,591	$7,507

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
Note 13. Subsequent Events
Hot Topic Sale
On September 2, 2026, Spencer Spirit Holdings, Inc. completed its acquisition of Hot Topic and its portfolio of brands from Sycamore, pursuant to a definitive agreement entered into on August 6, 2026 (the “Sale”). Upon closing of the Sale, Hot Topic ceased to be controlled by Sycamore and, accordingly, ceased to be a related party of Torrid. Our existing Amended and Restated Services Agreement with Hot Topic described in “Note 5—Related Party Transactions” remains in place following the Sale, and we do not believe the Sale will have a material impact on, or cause any material disruption to, our business, financial condition, results of operations, or cash flows. The Sale did not result in any recognized adjustment to the amounts reported in these condensed consolidated financial statements as of and for the three- and six-month periods ended August 1, 2026. We will continue to evaluate whether any transactions with Hot Topic occurring after the Sale may materially impact us.
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 18

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
Overview
We are a direct-to-consumer brand in North America dedicated to offering a diverse assortment of stylish apparel, intimates, and accessories skillfully designed for the curvy woman. Specializing in sizes 8 to 30, our primary focus is on providing fashionable, comfortable, and affordable options that meet the unique needs of our customers. Our extensive collection features high quality merchandise, including tops, bottoms, denim, dresses, intimates, activewear, footwear, and accessories. Our products are exclusive to us and each product is meticulously crafted to cater to the needs of the curvy woman, empowering her to love the way she looks and feels. Our collections are artfully curated to suit all aspects of our customers’ lives, including casual weekends, work, dressy and special occasions. Understanding the importance of affordability, we aim to keep our prices reasonable without compromising on quality. This allows us to build a meaningful connection with our customers, distinguishing us from other brands that often overlook plus- and mid-size consumers. Our brand experience and product offerings establish us as a differentiated and reliable choice for plus- and mid-size customers, which we believe sets us apart in the market. We strive to be everything our customer needs in her closet, consistently delivering products that make her feel confident and stylish.
In fiscal year 2025, we implemented a retail store optimization strategy to better align our distribution with the demands of our customers who have increasingly demonstrated a preference for our online experience. We believe this strategy will enhance our customer experience, significantly reduce our cost structure, and improve working capital and cash flow generation, allowing us to reinvest more aggressively in customer reactivation and acquisition initiatives to support long-term revenue growth. In connection with our store optimization program, we closed 151 stores in fiscal year 2025, 20 stores in the first quarter of fiscal year 2026 and completed this program with the closure of an additional six stores in the second quarter of fiscal year 2026. As part of our normal operating cadence, we will continue to carefully evaluate store performance against minimum profitability thresholds, which may result in store closures in the future.
Key Financial and Operating Metrics
We use the following metrics to assess the progress of our business, inform how we allocate our time and capital, and assess the near-term and longer-term performance of our business.

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Number of stores (as of end of period)			457	575
Comparable sales	(6.3)%	(6.9)%	(3.9)%	(5.2)%
Net income (in thousands)	$5,177	$1,567	$5,591	$7,507
Adjusted EBITDA(A) (in thousands)	$23,250	$21,525	$40,889	$48,653

(A)Refer to “Results of Operations” for a reconciliation of net income to Adjusted EBITDA. As discussed further below, net income and Adjusted EBITDA were benefited in each of the three and six months ended August 1, 2026 by $11.1 million from IEEPA tariff refunds.
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 19

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
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 20

Customer Migration from Single to Omni-channel. We have a history of converting customers from single-channel customers to omni-channel customers, defined as active customers who shopped both online and in-store within the last 12 months. Customers that shop across multiple channels purchase from us more frequently and spend approximately 3.5 times more per year than our single-channel customer.
Overall Economic Trends. Our results of operations during any given period are often impacted by the overall economic conditions in the markets in which we operate. Consumer purchases of clothing generally remain constant or may increase during stable economic periods and decline during recessionary periods, inflationary periods and other periods when disposable income is adversely affected. Recent historic high rates of inflation have led to a softening of consumer demand. We have encountered inflation on our wages, transportation and product costs, and a material increase in these costs without any meaningful offsetting price increases may reduce our future profits. Government actions in various countries relating to tariffs, particularly countries in the East and Southeast Asia region, have introduced significant uncertainty to the current U.S. trade environment resulting in increased cost of goods sold and impacted gross margins. Beginning in early 2025, the U.S. government announced a series of broad import tariff increases, including new and expanded duties on goods imported from major sourcing countries that collectively supply a significant portion of our imports. The tariff environment has remained highly fluid, with executive orders, temporary pauses, partial reversals, and ongoing negotiations between the U.S. and its trading partners creating continuing uncertainty. In early 2026, the U.S. Supreme Court issued a ruling that certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”) were unauthorized. Following that ruling, the U.S. Customs and Border Protection was directed to process refunds of the IEEPA tariffs which remain subject to ongoing litigation. On April 20, 2026, we submitted a refund application seeking the first phase of reimbursement of certain previously paid IEEPA tariff amounts totaling approximately $11.3 million. During the three-month period ended August 1, 2026, we received refunds of a portion of these previously paid IEEPA tariffs totaling approximately $11.1 million and associated interest totaling approximately $0.3 million. The degree of our exposure is dependent on (among other things) the countries in which the merchandise is manufactured, rates imposed, timing of the tariffs and potential refunds of such tariffs. Higher tariffs may adversely impact our results.
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
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 21

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
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 22

Results of Operations
Our fiscal year ends on the Saturday nearest to January 31 and each fiscal year is generally comprised of four 13-week quarters (although in years with 53 weeks, the fourth quarter is comprised of 14 weeks). Fiscal years 2026 and 2025 are 52-week years. Fiscal years are identified according to the calendar year in which they begin. For example, references to “fiscal year 2026” or similar references refer to the fiscal year ending January 30, 2027. References to the second quarter of fiscal years 2026 and 2025 and to the three- and six-month periods ended August 1, 2026 and August 2, 2025, respectively, refer to the 13- and 26-week periods then ended.
Three Months Ended August 1, 2026 Compared to Three Months Ended August 2, 2025
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	August 1, 2026	% of Net Sales	August 2, 2025	% of Net Sales
Net sales	$231,727	100.0%	$262,806	100.0%
Cost of goods sold	141,980	61.3	169,318	64.4
Gross profit	89,747	38.7	93,488	35.6
Selling, general and administrative expenses	61,882	26.7	70,511	26.8
Marketing expenses	13,326	5.8	12,817	4.9
Income from operations	14,539	6.2	10,160	3.9
Interest expense	7,841	3.4	8,119	3.1
Interest income, net of other expense (income)	148	0.1	(13)	0.0
Income before income taxes	6,550	2.7	2,054	0.8
Provision for income taxes	1,373	0.6	487	0.2
Net income	$5,177	2.1%	$1,567	0.6%
The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	August 1, 2026	August 2, 2025
Net income	$5,177	$1,567
Interest expense	7,841	8,119
Interest income, net of other expense (income)	148	(13)
Provision for income taxes	1,373	487
Depreciation and amortization(A)	5,037	9,430
Share-based compensation(B)	2,302	1,371
Noncash deductions and charges(C)	(159)	23
Other expenses(D)	1,531	541
Adjusted EBITDA	$23,250	$21,525

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)Share-based compensation includes $1.2 million for awards that will be settled in cash during the three months ended August 1, 2026 and was not material during the three months ended August 2, 2025. These awards are accounted for similar to awards settled in shares in accordance with ASC 718, Compensation—Stock Compensation.
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
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 23

Net Sales
Net sales decreased $31.1 million, or 11.8%, to $231.7 million for the three months ended August 1, 2026, from $262.8 million for the three months ended August 2, 2025. This decrease was primarily driven by a decrease in sales transaction values. The total number of stores we operate decreased by 118 stores, or 20.5%, to 457 stores as of August 1, 2026, from 575 stores as of August 2, 2025, primarily due to the implementation of our retail store optimization strategy.
Gross Profit
Gross profit for the three months ended August 1, 2026 decreased $3.7 million, or 4.0%, to $89.7 million, from $93.5 million for the three months ended August 2, 2025. Gross profit as a percentage of net sales increased 3.1% to 38.7% for the three months ended August 1, 2026 from 35.6% for the three months ended August 2, 2025. The decrease in gross profit was primarily driven by a decrease in net sales and increased promotional activity, partially offset by refunds of previously paid IEEPA tariffs of approximately $11.1 million and decreased store occupancy costs, store depreciation expense and distribution center expenses. The increase in gross profit as a percentage of net sales was primarily driven by refunds of previously paid IEEPA tariffs and decreased store occupancy costs, store depreciation expense and distribution center expenses, partially offset by increased promotional activity.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended August 1, 2026 decreased $8.6 million, or 12.2%, to $61.9 million, from $70.5 million for the three months ended August 2, 2025. The decrease was primarily due to a $6.2 million decrease in store and e-Commerce payroll costs primarily due to the implementation of our retail store optimization strategy, a $2.1 million decrease in performance bonuses and a $1.1 million decrease in headquarters general and administrative expenses. Selling, general and administrative expenses as a percentage of net sales decreased 0.1% to 26.7% for the three months ended August 1, 2026 from 26.8% for the three months ended August 2, 2025. The decrease was primarily driven by decreased store and e-Commerce payroll costs primarily due to the implementation of our retail store optimization strategy, and a decrease in performance bonuses, partially offset by the deleverage of headquarters general and administrative expenses and other store operating costs as a result of lower net sales.
Marketing Expenses
Marketing expenses for the three months ended August 1, 2026 increased $0.5 million, or 4.0%, to $13.3 million, from $12.8 million for the three months ended August 2, 2025. Marketing expenses as a percentage of net sales increased 0.9% to 5.8% for the three months ended August 1, 2026 from 4.9% for the three months ended August 2, 2025. The increase in both marketing expenses and marketing expenses as a percentage of net sales were primarily driven by increased spend on online marketing, models/model search, direct mail, photography and payroll and benefits expenses associated with our marketing team, partially offset by decreases in social media and retargeting.
Interest Expense
Interest expense was $7.8 million for the three months ended August 1, 2026, compared to $8.1 million for the three months ended August 2, 2025. The decrease was primarily due to a decrease in the variable interest rate and a lower balance on the Amended Term Loan Credit Agreement resulting from principal payments, partially offset by an increase resulting from increased borrowing under the ABL Facility.
Provision for Income Taxes
The provision for income taxes was $1.4 million for the three months ended August 1, 2026 and $0.5 million for the three months ended August 2, 2025. Our effective tax rate was 21.0% for the three months ended August 1, 2026 and 23.7% for the three months ended August 2, 2025. The decrease in the effective tax rate for the three months ended August 1, 2026 as compared to the three months ended August 2, 2025 was primarily due to the discrete recognition of refunds of previously paid IEEPA tariffs, partially offset by a decrease in the amount of non-deductible compensation for covered employees relative to income before income taxes for the three months ended August 1, 2026.
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 24

Six Months Ended August 1, 2026 Compared to Six Months Ended August 2, 2025
The following table summarizes our consolidated results of operations for the periods indicated (dollars in thousands):

	Six Months Ended
	August 1, 2026	% of Net Sales	August 2, 2025	% of Net Sales
Net sales	$477,527	100.0%	$528,771	100.0%
Cost of goods sold	300,962	63.0	333,881	63.1
Gross profit	176,565	37.0	194,890	36.9
Selling, general and administrative expenses	125,595	26.3	140,527	26.6
Marketing expenses	27,868	5.8	28,176	5.3
Income from operations	23,102	4.9	26,187	5.0
Interest expense	15,560	3.3	16,280	3.1
Interest income, net of other expense (income)	121	0.0	(719)	(0.1)
Income before provision for income taxes	7,421	1.6	10,626	2.0
Provision for income taxes	1,830	0.4	3,119	0.6
Net income	$5,591	1.2%	$7,507	1.4%
The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented (in thousands):

	Six Months Ended
	August 1, 2026	August 2, 2025
Net income	$5,591	$7,507
Interest expense	15,560	16,280
Interest income, net of other expense (income)	121	(719)
Provision for income taxes	1,830	3,119
Depreciation and amortization(A)	11,380	18,824
Share-based compensation(B)	4,321	2,840
Noncash deductions and charges(C)	(115)	75
Other expenses(D)	2,201	727
Adjusted EBITDA	$40,889	$48,653

(A)Depreciation and amortization excludes amortization of debt issuance costs and original issue discount that are reflected in interest expense.
(B)During the six months ended August 1, 2026 and August 2, 2025, share-based compensation includes $2.0 million and $0.2 million, respectively, for awards that will be settled in cash as they are accounted for similar to awards settled in shares in accordance with ASC 718, Compensation—Stock Compensation.
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
Net Sales
Net sales decreased $51.2 million, or 9.7%, to $477.5 million for the six months ended August 1, 2026, from $528.8 million for the six months ended August 2, 2025. This decrease was primarily driven by a decrease in sales transaction values, partially offset by an increase in sales transactions. The total number of stores we operate decreased by 118 stores, or 20.5%, to 457 stores as of August 1, 2026, from 575 stores as of August 2, 2025 primarily due to the implementation of our retail store optimization strategy.
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 25

Gross Profit
Gross profit for the six months ended August 1, 2026 decreased $18.3 million, or 9.4%, to $176.6 million, from $194.9 million for the six months ended August 2, 2025. Gross profit as a percentage of net sales increased 0.1% to 37.0% for the six months ended August 1, 2026 from 36.9% for the six months ended August 2, 2025. The decrease in gross profit was primarily driven by a decrease in net sales and increased promotional activity, partially offset by refunds of previously paid IEEPA tariffs of approximately $11.1 million and decreased store occupancy costs, store depreciation expense and distribution center expenses. The increase in gross profit as a percentage of net sales was primarily driven by refunds of previously paid IEEPA tariffs and decreased store occupancy costs, store depreciation expense and distribution center expenses, partially offset by increased promotional activity.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended August 1, 2026 decreased $14.9 million, or 10.6%, to $125.6 million, from $140.5 million for the six months ended August 2, 2025. The decrease was primarily due to a $11.6 million decrease in store and e-Commerce payroll costs primarily due to the implementation of our retail store optimization strategy, a $2.5 million decrease in performance bonuses and a $2.1 million decrease in headquarters general and administrative expenses, partially offset by a $1.5 million increase in share-based compensation. Selling, general and administrative expenses as a percentage of net sales decreased 0.3% to 26.3% for the six months ended August 1, 2026 from 26.6% for the six months ended August 2, 2025. The decrease was primarily driven by decreased store and e-Commerce payroll costs primarily due to the implementation of our retail store optimization strategy, and a decrease in performance bonuses, partially offset by increased share-based compensation and the deleverage of headquarters general and administrative expenses and other store operating costs as a result of lower net sales.
Marketing Expenses
Marketing expenses for the six months ended August 1, 2026 decreased $0.3 million, or 1.1%, to $27.9 million, from $28.2 million for the six months ended August 2, 2025. Marketing expenses as a percentage of net sales increased 0.5% to 5.8% during the six months ended August 1, 2026 from 5.3% during the six months ended August 2, 2025. The decrease in marketing expenses was primarily driven by decreased spend on social media and retargeting, partially offset by increases in online marketing, models/model search, direct mail, photography and payroll and benefits expenses associated with our marketing team. The increase in marketing expenses as a percentage of net sales was driven by the deleverage of marketing expenses as a result of lower net sales.
Interest Expense
Interest expense was $15.6 million for the six months ended August 1, 2026, compared to $16.3 million for the six months ended August 2, 2025. The decrease was primarily due to a decrease in the variable interest rate and a lower balance on the Amended Term Loan Credit Agreement resulting from principal payments, partially offset by an increase resulting from increased borrowing under the ABL Facility.
Provision for Income Taxes
The provision for income taxes was $1.8 million and $3.1 million for the six months ended August 1, 2026 and August 2, 2025, respectively. Our effective tax rate was 24.7% for the six months ended August 1, 2026 and 29.4% for the six months ended August 2, 2025. The decrease in the effective tax rate for the six months ended August 1, 2026 as compared to the six months ended August 2, 2025 was primarily due to the discrete recognition of refunds of previously paid IEEPA tariffs for the six months ended August 1, 2026.
Liquidity and Capital Resources
Cash Sources
Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our ABL Facility.
As of August 1, 2026, we had $22.0 million in cash and cash equivalents and $304.0 million of outstanding indebtedness, net of unamortized original issue discount and financing costs, of which $39.7 million consists of borrowings on our ABL Facility, which is accruing interest at an underlying variable rate of 7%, and $264.3 million consists of term loans under the Amended Term Loan Credit Agreement, which is accruing interest at an underlying variable rate of 9%. As of August 1, 2026, we had access to $52.4 million in additional liquidity from our ABL Facility, net of outstanding letters of credit.
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 26

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
As of August 1, 2026, we did not trigger a covenant compliance event and were compliant with our covenants under the ABL Facility.
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
As of August 1, 2026, we were compliant with our covenants under the Amended Term Loan Credit Agreement.
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
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 27

Cash Flow Analysis
A summary of operating, investing and financing activities is shown in the following table (in thousands):

	Six Months Ended
	August 1, 2026	August 2, 2025
Net cash provided by (used in) operating activities	$10,066	$(2,270)
Net cash used in investing activities	$(7,415)	$(3,671)
Net cash used in financing activities	$(367)	$(21,470)
Net Cash Provided By/Used In Operating Activities
Operating activities consist primarily of net income adjusted for noncash items, including depreciation and amortization and share-based compensation, the effect of working capital changes and taxes paid.
Net cash provided by operating activities during the six months ended August 1, 2026 was $10.1 million compared to net cash used of $2.3 million during the six months ended August 2, 2025. The increase in net cash provided by operating activities during the six months ended August 1, 2026 was primarily as a result of an increase in accounts payable compared to a decrease in accounts payable in the six months ended August 2, 2025, partially offset by a lower decrease in inventory.
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
Net cash used in investing activities during the six months ended August 1, 2026 was $7.4 million compared to $3.7 million during the six months ended August 2, 2025. The increase in net cash used in investing activities was primarily a result of an increase in capital expenditures due to an increased investment in store fixtures and equipment, and an increase in capital expenditures in our West Jefferson, Ohio distribution center during the six months ended August 1, 2026, compared to the six months ended August 2, 2025.
Net Cash Used In Financing Activities
Financing activities consist primarily of (i) borrowings and repayments related to our ABL Facility, (ii) borrowings and repayments related to the Amended Term Loan Credit Agreement and (iii) repurchases and retirement of our common stock.
Net cash used in financing activities during the six months ended August 1, 2026 was $0.4 million compared to $21.5 million during the six months ended August 2, 2025. The decrease in net cash used in financing activities is primarily due to the absence of a repurchase of our common stock during the six months ended August 1, 2026.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk profile disclosed in our 2025 Form 10-K has not materially changed as of August 1, 2026.
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 28

Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We, under the supervision of and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 1, 2026, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended August 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 29

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
Item 5. Other Information
(a) None.
(b) None.
(c) Insider Trading Arrangements and Policies.
During the fiscal quarter ended August 1, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 30

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
Torrid Holdings Inc. | Q2 2026 Form 10-Q | 31

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in City of Industry, California on September 10, 2026.

Torrid Holdings Inc.

By:	/s/ LISA HARPER
Name:	Lisa Harper
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ PAULA DEMPSEY
Name:	Paula Dempsey
Title:	Chief Financial Officer
(Principal Financial Officer)